Form 10-K
period 2007-12-31
INTERNATIONAL SILVER INC
filed 2008-04-14
CIK 1419482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2007.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

International Silver, Inc.
(Exact name of registrant as specified in its charter)

Arizona
(State or other jurisdiction of incorporation or organization)

0001419482	86-0715596
(Commission File Number)	(IRS Employer Identification Number)

8040 South Kolb Road
Tucson, Arizona 85706
(Address of principal executive offices including zip code)

(520) 889-2040
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
(None)

Securities registered pursuant to Section 12(g) of the Exchange Act:
   (None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants' knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of " large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of April 14, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant ("aggregate market value") was approximately $1,131,546. This calculation is based on: (a) our not yet establishing an active trading market; (b) not having a bid or ask price to determine the aggregate market value; and (c) using our private placement price of $0.50 per share, which represents shares of our common stock that we sold as detailed in Item 5 of this Form 10-K as the only available means by which to calculate the aggregate market value. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Issuer's revenues for its most recent fiscal year: $7,128

The number of shares of the registrant's $.0001 par value common stock outstanding as of April 14, 2008 was 14,526,186.

PART I

Item 1. Business

International Silver is referred to herein as “we”, “our” or “us”

Business

Glossary

Adits - An underground mine tunnel

Alluvial (valleys) - Material created by the erosion of rocks by water, air and climate conditions.

Arroyo - Spanish word that defines a creek.

Banded barite and jasper - Rock formed by the action of hot solutions containing dissolved silica, which forms layers composed of barium sulfate and silica.

Barite - Barium Sulfate.

Dolomite - Refers to limestone.

Flotation tests - The use of flotation for the separation of minerals by the mixing of reagents, air and water during agitation to cause the minerals to separate by floating to the surface of the solution along with air bubbles.

Galena - Lead sulfide mineral.

Hemimorphite - Refers to the physiology of certain minerals.

Igneous bodies - Bodies created by volcanic action.

Igneous rock crops - Masses of igneous rocks, which are exposed.

Limonite - Porous limestone that has been eroded by the effect of acid waters.

Limonitic Anglesite - Form of limonite found in many lead-zinc-silver ore zones.

Lode Veins - Indicate concentrations of minerals in veins.

Mine planning - Computerized mine planning; the use of computers to simulate a multi-dimensional mine to form a visual image of a planned mine.

Pyrite - Refers to iron sulfide.

Scout Sampling - Refers to the practice of taking samples of rocks in areas previously not sampled.

Shoring - The use of wood braces to support underground workings to prevent rock cave-ins.

Smithsonite - Refers to zinc carbonate.

Spahalerite - Refers to zinc sulfide.

Staking - Refers to the practice of placing stakes in the form of pipes or wooden stakes to identify property being claimed under the rules of the Bureau of Land Management of the United States.

Tertiary Volcanics in related pyroclastic and sedimentary formations - Volcanic material deposited through erosion and re-settling to form solid bodies.

Veins - Natural conduits of mineral deposition of varying grades and thickness, typically linear in form.

Wulfenite - A mineral of tungsten.

General

We are an exploration stage company that searches for mineral deposits or reserves. We have not yet engaged in either development or production stage activities. We plan to acquire, stake claims, or lease exploration properties, and conduct exploration activities in North America.

On November 2, 2006, we acquired 98% of our subsidiary, Metales Preciosos S.A. de C.V. (“Metales Preciosos”), a Mexico based company incorporated in Mexico on April 21, 2003. Metales Preciosos holds four of the exploration properties where we plan to conduct our exploration activities: the El Cumbro, El Cusito, Canada de Oro,, and La Moneda properties located in Mexico, where we intend to explore for silver, gold, zinc, lead and copper.

As more fully discussed in our Property Section beginning on page 9 we hold interests in and plan to conduct exploration activities at these other properties:

•	The Tecoma property located in Box Elder County Utah, where we intend to explore for silver; and;
•	The Leviathan Property, in San Bernardino County, California, consisting of 60 unpatented mining claims encompassing 1304 acres, where we intend to explore for silver and barite.

We also plan to purchase the Langtry property, which abuts our Leviathan property in San Bernardino County, California, where, if we acquire the Langtry property, we intend to explore for silver and barite.

Although we generated total revenues of $227,121 in 2005 and $209,665 in 2006 from engineering/mining related consulting services, we have not generated any significant revenues since June 16, 2006 when we changed the nature of our operations solely to exploration activities.

We have relied upon funds raised from the sale of our common stock and funds provided by our management to cover our operating costs and expenses. Our independent accountant has issued an opinion that there is substantial doubt about our ability to continue as a going concern.

DESCRIPTION OF BUSINESS

Business Development
We were incorporated in the State of Arizona on September 4, 1992 as ARX Engineering Inc. On June 16, 2006, we changed our name to International Silver, Inc. to reflect our present business plan of conducting exploration activities in North America. Prior to June 16, 2006, we conducted engineering mining related consulting services.

We have never filed or been involved in any bankruptcy, receivership or similar proceeding. We have never been involved or conducted any transaction involving a material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business
We are an exploration stage company that engages in exploration activities. An exploration stage company searches for mineral deposits or reserves, which has not yet engaged in either development or production stage activities. We plan to acquire, stake claims, or lease exploration properties, and conduct exploration activities in North America.

Competition
We compete with other exploration companies, most of which have greater financial, operational, and technical resources than us. Additionally, many of our competitors have longer operating histories, more established and a greater number of exploration properties and have strategic partnerships and relationships that benefit their activities, which we do not currently have.

Hedging Transactions
We do not engage in hedging transactions and we have no hedged mineral resources.

Employees
We currently have five employees: (a) Mr. Shipes, our Chief Executive Officer; (b) Mr. McKinney, our Executive Vice President/Chief Financial Officer; (c) Matt J. Lang, our Vice President of Administration/Corporate Secretary; (d) Alexander Makaron, our Engineer; and (e) Ruben Vasquez, Exploration Office Administrator in Mexico.

Production Distribution Methods
Should we be successful in producing Zinc-Silver concentrates, we will attempt to sell such concentrates directly to metals trading companies for shipments to smelters around the world or directly to smelters.

Should we be successful in producing other Lead/Precious Metals, we will attempt to sell them directly to metal type companies that purchase the metals in connection with their ongoing trading activities of such metals.

Sources and Availability of Raw Materials
We do not use raw materials .

Dependence on one or a few major customers
We do not expect to become dependent upon a few major customers, since we will attempt to sell concentrates directly to metals trading companies and to do not expect to become dependent upon any one or a few such companies.

Dependence on Third Party Contractors Not Yet Hired or Equipment Sellers Not Yet Contracted With
We will depend on outside contractors for the following:

•	Exploration equipment rentals from Elko, Nevada, Barstow, California and Hermosillo and, Sonora, Mexico;
•	Sample preparation and assay services in both areas from ALS Chemex, a world-wide assay laboratory located in Canada;
•	Purchase of bulldozers, excavators, and grading equipment through Cashman Equipment Company, a Catapillar dealer for all of Nevada;
•	Smelting, refining and purchasing of production through Glencore and Gerald Metals, and Penoles in Mexico;
•	Transportation through SP Railways in the United States, Ferro Carriles de Mexico, and local haulage companies in both major areas;
•	Diesel fuel and gasoline for the generation of electricity and fueling of equipment, which we will purchase from commercial suppliers in Elko, Nevada and Hermosillo and Sonora, Mexico;
•	Tires to be purchased from Goodyear or Michelin;
•	Purchase of used bulldozers, excavators, and grading equipment;
•	Equipment, parts and service to be furnished by local suppliers;
•	Flotation reagents, that are used for separating valuable minerals from their gang rock, which will be purchased from Dow Chemicals;
•	Consumables to be furnished by local suppliers;
•	Grinding media that is used for milling of mined products to enable flotation recovery of valuable minerals, to be purchased from Nucol Steel or other commercial foundrys;
•
Fuel supply through local truckers from depots in Elko, Nevada in the case of Tecoma; Barstow, California for Langtry and Leviathan; from Hermosillo, and Sonora Mexico in connection with El Cumbro/El Cusito/ La Moneda; and

•	Grinding media used for milling of mined products to enable flotation recovery of valuable minerals, to be purchased from Nucol Steel or other commercial foundries.

We have no verbal or written agreements or any arrangements whatsoever with any of the above companies or other third party contractors or equipment sellers to operate on our properties or to sell us the items or provide the services reflected above. The above information only reflects our projected operational plan to use these companies if we can purchase the items from them or secure their services at the time they are needed.

Patents, Trademarks, Licenses, Royalty Agreements, Franchise Agreements:
We do not have any patents, trademarks, licenses, royalty agreements, or franchise agreements, nor do we anticipate the need in our future operations for the foregoing.

Compliance with Government Regulations and Need for Government Approval and Environmental Permits
There are various levels of governmental controls and regulations that govern environmental impact of mineral exploration activities and mineral processing operations, including performance standards, air and water quality emission standards and other design or operational requirements, and health and safety standards. We will be subject to various levels of federal and state laws and regulations, as well as that of Mexico, which include the following:

Tecoma Property
The following approvals will be required from the government of Utah relative to our Tecoma Property:

•	Water Quality Permit from the Operating Utah Department of Environmental Quality for Water.
•	Air Quality Permit from the Utah Department of Air Quality and Sonora Department of Air Quality.
•	Mine safety inspection conducted by Utah Mine Safety and Health Administration inspectors.

We do not anticipate having to obtain a Discharge Permits since we do not anticipate discharge of products from the claims.

Leviathan Property
The following approvals will be required from the government of California relative to our Leviathan property as well as the not yet acquired Langtry property:

•	Water Quality Division of the California Department of Environmental Quality.
•	Air Quality Division of the California Department of Environmental Quality.
•	Department of Wildlife Management.
•	Bureau of Land Management in the case of the Plan of Operation of Leviathan.

Mexico Properties
The following approvals will be required from the government of Mexico relative to our Mexico properties:

•	Water Quality Division of the Federal Bureau of Environmental Quality.
•	Air Quality Division of the Federal Bureau of Environmental Quality.
•	Federal Department of Mines for Operating Permit.

Costs and effective of compliance with federal, state and local environmental laws

Effect of existing of probable governmental regulations on our business

Cost of Permits
We have budgeted $50,000 for initial permit related work, to be completed by our Consulting Geologist and other contract services.

Research and Development Expenditures/Last Two Years:
We have not engaged in any research and development or assumed any such expenses over the past two years, nor do we anticipate any such expenditure in the future. The processing technologies we will use for the recovery of metals are the standard technology used by the exploration industry around the world.

Disclosure Regarding Forward-Looking Statements And Risk Factors

Forward-Looking Statements.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Risk Factors" section and elsewhere in this Annual Report. In addition, the words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, our business, or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Risk Factors.

Available Information.

Item 1A. Risk Factors.

  Risk Factors

In addition to the other information provided in this Form 10-K, you should carefully consider the following risk factors (and others in our S-1 Registration Statement, which may be accessed at:
 www.sec.gov/Archives/edgar/data/1419482/000114420408011274/v104636_s1a.htmn) in evaluating our business before purchasing our common stock. Our exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk. You should not invest in our common stock if you cannot afford to lose your entire investment. In considering an investment in our common shares, you should carefully consider the following risk factors together with all of the other information contained in our filings with the Securities and Exchange Commission, including our S-1 Registration Statement. Any of the following (along with other risk factors that are discussed in our S-1 Registration Statement, and which includes more expansive risk factor discussions pertaining to the risk factors discussed below), may cause our exploration activities, prospects, financial condition or results of operations to be negatively impacted, which may lead to the loss of all or part of your investment.

Risks Related to our Business Activities.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

As of our December 31, 2007 year-end, we have an accumulated deficit of $666,920. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $19,000,000 of financing, we will be unable to pursue our planned business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

Because our properties or claims may never have reserves or be profitable, your investment in our common shares may be negatively impacted.

None of the properties or claims on which we have the right to explore for silver and other precious metals is known to have any confirmed commercially mineable deposits of silver or other metals that may be mined at a profit. We may be unable to develop our properties at a profit, either because:
•	the deposits are not of the quality or size that would enable us to make a profit from actual mining activities; or
•	because it may not be economically feasible to extract metals from the deposits.

In either case, you may lose part or all of you entire investment.

Because we are an exploration stage company, we have no mining operations, and our future operations are subject to substantial risks, we may never be successful in conducting any future mining operations.

We are not a mining company, but rather a beginning stage exploration stage. We will be unable to generate revenues or make profits, unless we actually mine deposits, if any actually exist.

We lack an operating history in our current business plan and we have losses, which make it difficult for you to evaluate whether we will be able to continue our operations or ever be profitable.

In June 2006, we began our current business plan of conducting exploration for silver and other minerals -- our short operating history has consisted of preliminary exploration activities and non-income-producing activities. Accordingly, we have no adequate operating history for you to evaluate our future success or failure.

Our management has conflicts of interest that may favor the interests of our management, but to the detriment of our minority shareholders’ interests.

Our officers and directors also serve as officers and/or directors of other mining exploration companies and are related by family relations to one another. As a result, their personal interests and those of the companies that they are affiliated with may come into conflict with our interests and those of our minority stockholders. We as well as the other companies that our officers and directors are affiliated with may present our officers and directors with business opportunities that are simultaneously desired. Additionally, we may compete with these other companies for investment capital, technical resources, key personnel and other things. You should carefully consider these potential conflicts of interest before deciding whether to invest in our shares of our common stock. We have not yet adopted a policy for resolving such conflicts of interests. Because the interests of our officers and the companies that they are affiliated with may disfavor our own interests and those of our minority stockholders, you should carefully consider these conflicts of interest before purchasing shares of our common stock.

The services of our President and Chief Executive Officer, Executive Vice President/Chief Financial Officer, Consulting Geologist, and our Vice President of Administration and Logistics, are essential to the success of our business; the loss of any of these personnel will adversely affect our business.

Our business depends upon the continued involvement of our officers, directors, and Consulting Geologist, each of whom have mining experience from 9 to 35 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

We may be denied the government licenses and permits or otherwise fail to comply with federal and state requirements for our exploration activities.

Our future exploration activities will require licenses, permits, or compliance with other state and federal requirements regarding prospecting, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Delays or failures to acquire required licenses or permits or successfully comply with the pertinent federal and state regulations will negatively impact our operations.

We do not carry any property or casualty insurance and do not intend to carry such insurance in the near future which may expose us to liabilities that will negatively affect our financial condition.

The search for valuable minerals exposes us to numerous hazards. As a result, we may become subject to liability for such hazards, including environmental pollution, cave-ins, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes or other hazards that we cannot insure against or which we may elect not to insure. At the present time we have no coverage to insure against these hazards. Should we incur liabilities involving these hazards that may have a material adverse effect on our financial condition.

If we fail to make pay $7,990,000 for our purchase of the Langtry property, we will lose our right to purchase the Langtry property.

To complete the purchase of the Langtree property we are required to pay by September 7 , 2008, the $7,990,000 purchase price for that property. If we are unable to purchase the Langtree property it will significantly impact our operational plan.

Our management devotes less than full time to our business, which may negatively impact our operations and/or reduce our revenues.

Harold Roy Shipes, our Chief Executive Officer, John McKinney, our Executive Vice President/Chief Financial Officer, and Matt Lang, our Vice President of Administration/Corporate Secretary, devote less than full time to our business. Each member of our management described above devotes approximately 60% of their time to us or 30 hours per week, 30% of their time to Atlas Precious Metals, Inc., 5% to Atlas Corporation, and 5% to American International Trading Company. Because our management may be unable to devote the time necessary to our business, we may be unsuccessful in the implementation of our business plan.

Item 1B. Unresolved Staff Comments

Prior to the effective date of the S-1 Registration Statement we received written comments from the Securities and Exchange Commission staff that resulted in our filing two amendments to our S-1 Registration Statement, before the Securities and Exchange Commission declared it effective on March 13, 2008. This Form 10-K is the first report that we have filed with the Securities and Exchange Commission; as a result we have not received any written comments from the Securities and Exchange Commission staff in connection with a review of periodic reports. Should we receive comments from the Securities and Exchange Commission regarding this 10-K report, we will address those comments and amend our Form 10-K accordingly.

Item 2. Properties

Our Corporate Offices
Tucson, Arizona

Our corporate offices, which are located at 8040 South Kolb Road, Tucson, Arizona 85706, are leased from an affiliate, Atlas Precious Metals, Inc. Atlas Precious Metals has a verbal lease with Wells Johnson, Inc., a Tucson, Arizona based company, whereby Atlas Precious Metals pays rent of $5,400 on a month-to-month basis, including utilities. There are no other terms to the verbal lease, including notice of termination terms or procedures. The leased space at 8040 South Kolb Road occupies 6500 square feet, which is occupied one-third each by Atlas Precious Metals, American International Trading Company, and us. We pay Atlas Precious Metals $1,800 per month for our space at this location. Our space is adequate for our purposes.

Our Subsidiary’s Offices
Sonora, Mexico

Our wholly owned Mexico based subsidiary, Metales Preciosis, has a verbal lease with the Mrs. Elsa Bringas Taddei, the property owner of our foreign exploration offices at Quinta Blanca #37, Entre Boulevard, Las Quintas y Calle Canoras, Cononia Las Quintas, in Hermosillo, Sonora, Mexico. Metales Preciosis pays rent of $500 per month on a month-to-month basis. Metales Preciosis occupies 1000 square feet at these offices, which is adequate for their purposes. There are no other terms to the verbal lease, including notice of termination terms of procedures.

We do not intend to renovate, improve, or develop our corporate offices properties. We do intend upon improving and developing our exploration properties as explained below. We are not subject to competitive conditions for property. Because we lease our corporate offices, we have no property to insure regarding our corporate offices. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Exploration Properties and Claims

Overview of Exploration Properties and Claims

We have the right to explore for various metals, including gold, silver, copper, lead, zinc, berite; however, our initial primary activities will focus on the exploration of silver. Our rights were obtained through outright property acquisition, staking of Bureau of Land Management claims, and purchase of Bureau of Land Management claims. None of our rights have been obtained through leases. Our properties are located in Box Elder County, Utah, State of Sonora Mexico, and San Bernardino County, California. These properties are known as:

•	The Tecoma property located in Box Elder County Utah;
•	The El Cumbro, El Cusito, Canada de Oro, and La Moneda properties located in Sonora, Mexico; and
•	The Leviathan property located in San Bernardino County, California.

We also plan to explore for various metals on the not yet acquired Langtry Property, if we are successful in purchasing this property.

With respect to our properties for exploration purposes, if our operations progress to development stage, we may develop our properties. We are subject to competitive conditions for exploration properties since our competitors may be in a better operational and financial position to compete against us for desirable properties. Additionally, there are material issues regarding whether we do or do not insure our properties.

The Tecoma Property

Ownership Rights to the Tecoma Property

June 2006 Agreement with Billie J. Burns - Purchase of 30.524 acres of patented mining claims

On June 26, 2006, we completed an agreement with agreement with Billie J. Burns, an Oklahoma resident for the purchase of the Tecoma Property as fixed assets attached to the property for a total purchase price of $50,000, which we paid on July 18, 2006, as follows: (a) $25,000; (b) 25,000 shares of the common stock of Atlas Precious Metals, Inc. then owned by our Chief Executive Officer, Harold Roy Shipes, value at $1.00 per share. The agreement provides that on the eighteenth month following closing, which occurred on July 18, 2006, Mrs. Burns will request in writing that the Atlas Precious Metals shares be revaluated and that should the Atlas Precious Metals shares trade in the public markets for less than $1.00 per share, an additional number of shares will be issued to Billy J. Burns so that the equivalent share value shall “be topped up” to $25,000, such ‘top-up’ shares to be furnished by our Chief Executive Officer, Mr. Harold Roy Shipes.

Mr. Burns' sale of the Tecoma property and fixed assets to us consists of the following 30.524 acres of patented mining claims located in Box Elder County, Utah, in the Lucin Mining District:

Patented Lode Claim	Name of Patented Lode Claim	Total Acres
(State Property Tax ID)
20347	Sunset	2.730
20348	Rising Sun	2.185
20349	Blackstone	4.769
20350	Red Cloud	2.262
20351	Empire	2.295
20352	Confidence	2.098
20353	Bloomington	7.979
20354	Independence	2.318
20355	Morning Star	1.28
20356	Tacoma	2.600

Total Acreage		30.516

August 31, 2006 Agreement with Billie J. Burns

On August 31, 2006, we completed a second agreement with Billie J. Burns regarding the purchase of an additional 40 acres of fee simple land from Billie J. Burns that abuts the initial 30.524 acres described above, increasing our holding in the Tecoma property to 70.524 acres. This 40 acre land purchase from Billie J. Burns requires that we pay Mrs. Burns $10,000.00 in cash and issue her 30,000 shares of our common stock, both of which were paid to Mrs. Burns on September 21, 2006. The agreement also includes a “Top-up Agreement” such that if our shares of common stock are not trading above $1.00 at the end of 18 months following closing, the closing of which occurred on September 21, 2006, we will issue additional shares to Mrs. Burns to create an aggregate value of $40,000 for the shares.

Property Description, Location and Access

The 30.524-acre property is located on the Nevada-Utah border, 5 miles Northeast of Montello, Nevada in Box Elder County, Utah in the Lucin Mining District. The 40-acre property is also located on the Nevada-Utah border, 5 miles northeast of Montello, Nevada, in Box Elder County, Utah, in the Lucin Mining District. Collectively, the Tecoma Property is located in the Lucin Mountain Range on the dividing line between Utah and Nevada, approximately 110 miles east of Elko, Nevada, and five miles due east of Montello Nevada. Access from Montella is by unpaved County maintained road and is accessible year round. There are no weather related conditions preventing access to the property on a year round basis. We know of no environmental or archeological issued related to this Property.

Title Report

We have a title report dated July 11, 2006 for the Tecoma property and September 12, 2006, showing our fee simple interest in the property, and that there are no liens, encumbrances, or claims against the property. Additionally, the title report indicates that our purchase of the Tecoma Property includes title insurance in the amount of $100,000 for the two properties, being $50,000 per property.

Geology and History
The ore deposits appear as replacements and fracture fillings in limestone and dolomite. The replacements are usually located along faults and pipes formed by the intersections of faults and fractures. A large body of igneous rock crops out east of the deposits and a smaller body crops out one-half mile north of Regulator Canyon on the west side of the Pilot Range. These igneous bodies may have been responsible for the mineralization, but only non-commercial metal occurrences have been found adjacent to the contacts. Mineralogically, the deposits are of two types, those dominating in copper minerals and those dominating in lead, silver and zinc.

Minerals include smithsonite, hemimorphite; and in lesser quantities, limonitic anglesite, wulfenite, barite, pyrite, galena, spahalerite and native silver.

The Tecoma Hill and Copper Mountain workings have provided at least 90% of the district’s production. These are located on a badly faulted horst with boundary faults that trend west by northwest and cut across the range at right angles.

The Tecoma Mine was originally discovered around 1864 and became the basis for the organization of the Lucin Mining District on September 2, 1872. The American Tecoma Company, or the Tecoma Mining Company, owned eight patented claims that formed the basis of the Tecoma Mine. In 1872, the mine was sold to Howland & Aspinwall of New York. The latter owners extracted several thousand tons of ore averaging about 35 ounces of silver per ton and 45% lead. Two well-defined surface ore bodies were mined to supply this ore. The mine operated until 1875 or 1876. In the lower parts of the ore bodies, considerable amounts of wulfenite was discovered.

Of the several mines on the Tecoma property, the Tecoma Mine had the greatest production. Its workings are partly open, especially the Henry Tunnel. Large quantities of limonite still remain in the mine along with the remnants of former lead-silver-zinc ore bodies. The better lead-silver ore bodies were contained in a northeast trending fault zone that becomes barren at the east extremity of the property. The fault planes and relationship to ore are well exposed in the mine.

The above information pertaining to deposits only depicts historical information reflected in the Utah Geological and Mineral Survey Bulletin 115. 1980 and has no significance whatsoever whether deposits presently exist on the Tecoma Property.

The mine has been inactive since 1961.

The Mexico Properties:
•	El Cumbro
•	El Cusito
•	Canada De Oro
•	La Moneda

Metales Preciosos S.A. de C.V.

In November 2006, we acquired from our affiliate, Atlas Precious Metals, Inc., 98% of the equity of Metales Preciosos, S.A. de C.V. (“Metales Preciosos”), a Mexico corporation, by issuing 300,000 shares of our common stock to Atlas Precious Metals that owned Metales Preciosos since October 2003. Our Chief Executive Office, Mr. Shipes, owns the remaining 2%. Metales Preciosos, which we now own, owns a 100% undivided interest in the following four properties located in the southeast part of the State of Sonora, Mexico:

•
The El Cumbro Property is composed of 774.8 acres located 123 miles southeast of the city of Hermosillo and 6.5 kilometers northeast of the town of Tepoca, Sonora, near Yecora and the border between the States of Sonora and Chihuahua, Mexico. The highway from Hermosillo to Yecora is a paved road in excellent condition.

•	The El Cusito Property is comprised of 184.8 acres and abuts the El Cumbro Property to the east.
•	Canada de Oro is comprised of 486 acres and is an alluvial gold property abutting the El Cumbro property and extending from the El Cumbro property southeast for approximately five kilometers;
•
The La Moneda gold property is composed of 416.84 acres and is located in the western part of the State of Sonora, approximately 14 kilometers inland from the Gulf of Cortez near the port city of Puerto Libertad.

Preciosos maintains a small exploration office in Hermosillo, Sonora, Mexico, from which it conducts exploration on the various properties and performs required administration of its mining properties.

Currently, there are no proven mine grade ore reserves and we are in the exploration stage; however, there are identified veins and potential for ore grade mineralization.

La Moneda:

We own a 100% undivided interest in a 416.14 hectare claim block through our acquisition of Metales Preciosos. This claim was the focus of an intensive work campaign during the Spanish Colonial Era; however, little systematic work has been conducted since that time and no production records are available. A portion of an open cut on a vein measuring 2.8 meters thick were open and were sampled during the scout sampling.

The La Moneda property is located 25 kilometers east of Puerto Libertad on the west coast of Sonora, 126 kilometers southeast of Caborca, Sonora. The access to the property is paved roads to the town of Puerto Libertad with the last 14 kilometers over unpaved maintained road in excellent condition. The nearest electrical power to the property is 10 kilometers away. The property forms the heart of a gold district on the Aguirre Mountain, the site of numerous gold workings comprised of both alluvial and hard rock mines. The property has one Spanish Colonial Era adit. The property is a pure exploration property.

El Cumbro and El Cusito Properties:

The properties host multiple lode veins that were last worked during the Spanish Colonial Era. The veins on the property generally trend in a northeast southwest direction and extend for several kilometers. The multiple veins generally are parallel. The ore is polymetallic in nature, containing silver, gold, zinc, lead and copper in abundance. Numerous workings exist on the properties and date back to the Spanish Colonial Era.

The multiple adits on the property are generally un-passable without clean out and shoring. Colonial workings are shallow and occurred on veins that demonstrated high-grade surface expression. During due diligence, samples were from material collected by trench sampling of waste dumps and assayed and demonstrate the potential for high-grade ore material on most of the veins. The workings were on veins showing a minimum width of one meter to as much as five meters. There are three distinct veins of mineable widths. The El Cumbro vein has the widest and highest grades.

The El Cumbro and El Cusito properties are located 205 kilometers southeast of the city of Hermosillo and 6.5 kilometers northeast of the town of Tepoca, Sonora, near Yecora and the border between the States of Sonora and Chihuahua, Mexico. The highway from Hermosillo to Yecora is a paved road in excellent condition.

Claims to the Mexico Properties

We hold stamped and approved claims for the El Cumbro, El Cusito, Canada De Oro, and La Moneda properties that were obtained from the Mexico Bureau of Mines in Mexico City. In order to obtain these claims we were required to erect a monument on the property that designates staking of these claims. In conformity with the Mexico Bureau of Mines regulations, we retained the services of a Mexico licensed claims surveyor to verify the monument that we erected to stake the claim, which is submitted with the claims application with the Mexico Bureau of Mines, to officially identify the claims, who reviews the property to confirm that there are no conflicting claims and then approves the claim application and they are then recorded in the name of the claimant. We are required to pay an annual maintenance fees and is current on all claims.

Property Description, Location and Access

The El Cumbro, El Cusito, and Canada De Oro Properties abut one another and together share common access.

The El Cumbro and El Cusito Properties are located generally within the Sierra Madre Gold/Silver Belt along the Sonora/Chihuahua border, in the southern part of Sonora.

The El Cumbro Property is composed of 774.8 acres located 123 miles southeast of the city of Hermosillo and 3.9 miles northeast of the town of Tepoca, Sonora, near Yecora and the border between the States of Sonora and Chihuahua, Mexico. The highway from Hermosillo to Yecora is a paved road in excellent condition.

El Cumbro, El Cusito Claim Map

La Moneda Claim Map

The El Cusito Property is comprised of 184.8 acres and abuts the El Cumbro Property to the east.

The Canada de Oro Property is comprised of 486 acres, and abuts the El Cumbro and El Cusito claims to the south. This property is an alluvial deposit that was eroded from the El Cumbro and El Cusito claim areas and deposited in a valley drainage that begins on the property and runs south. The Canada de Oro claims cover this valley.

Langtry Property

We, as the buyer in the not yet acquired Langtry Property, have a September 7, 2007 Vacant Land Purchase Agreement with Bruce D. and Elizabeth K. Strachan, of San Marcos, California, as the sellers, to purchase the Langtry Property , which consists of approximately 413 acres of patented mining claims in San Bernardino County. California. The agreement is being administered in escrow by Cimarron Escrow, Inc. located in Victorville, California. The terms of this agreement include:

a)	Payment of an $8,000,000 closing price on or before March 7, 2008;
b)	A requirement to pay a $10,000 deposit to open escrow on September 7, 2007, which we paid to the escrow agent, Cimarron Escrow, for deposit into a Cimarron Escrow’s escrow account;
c)
We have until March 7, 2008 to conduct due diligence during which time our geologists and consultants employed by us will be given access to the property to perform all necessary tests in accordance with fatal flaw analysis, permitting research, and deposit verification;

d)
We have the right to deposit an additional $90,000 into Cimarron Escrow’s Escrow Account on or before the March 7, 2008 closing date, to extend the closing date to September 7, 2008, which $90,000 payment we have made;

e)	The total deposit amount of $100,000 is non-refundable if we fail to close by September 7, 2008; and
f)	We are required to pay the remaining purchase price of $7,900,000 prior to or on the extended closing date of September 7, 2008.

Property Description, Location and Access

The Langtry property covers approximately 413 acres of patented mining claims in San Bernardino County. California.

The Langtry property is located approximately 10 miles northeast of the town of Barstow, California, 145 miles northeast of Los Angeles. The small communities of Dagget and Yermo, California lie about six miles east from Barstow on Interstate 15 and taking the Meridian Road exit, then east one mile on Frontage Road to the Yermo cutoff, then 3.2 miles north on Merdian Road to the paved portion of the Randberg-Barstow Road, then two miles north to a dirt road which leads eastward onto the claims. Access to the property is accessible year round. There are no weather related conditions preventing access to the property on a year round basis. We know of no environmental or archeological issues related to this property.

Geology and History

The Langtry property is located in the Calico Mining District. Generally, the topography of the Langtry property consists of low, steep mountain ranges separated by broad alluvial valleys. The climate is hot and dry. The claims are located along the western edge of the Calico Mountains at elevations ranging from 2400 feet in the southwest area to over 2800 feet along the base of a steep ridge to the northeast. The land surface of the property slopes southwest towards the valley floor. Many small arroyos cross the claims and have dissected much of the relatively flat pediment surface, creating a series of low, flat-topped ridges separated by steep-walled sandy washes.

The source for the above information is from “Mineral Report, Mineral Patent Application for 21 Lode Mining Claims”, San Bernadino County, California dated September 10, 1974 as prepared by Carl L. Livesay, Mining Engineer, and Tom Woodward, Geologist, on behalf of Superior Oil Company, Minerals Division

There is no visual identification of the silver mineralization at the surface. Superior Oil Company originally patented the property on September 10, 1974 by filing Lode Mining Claims Patent Application R-4645, following a rotary drill program that commenced in 1971 and was completed in 1973. The drilling program conducted by Superior Oil Company consisted of over 200 rotary drill holes, surface trenches and access roads . The rotary drill cuttings were collected on five-foot intervals and assayed for silver and barite. The drill sites were verified on the individual claims and the assay data was correlated for each claim. The surface cuts and trenches were excavated to expose sample locations on the limited outcrops.

Leviathan Property

The Leviathan Property consists of 60 unpatented mining claims, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. The Claims are referred to collectively as the Leviathan Claims and are grouped as Leviathan 1 through Leviathan 14, and Lilly 11-20 that were approved by the Bureau of Land Management in September and October 2007, at which time the Bureau of Land Management approved the Company’s Notice of Location for Lode Mining Claims stating that we have located and have the right to the Leviathan unpatented mining claims. Each claim consists of 20.7 acres, for a total of 1304 acres.

Property Description, Location and Access

The Leviathan Property consists of 60 unpatented lode mining claims encompassing 1,304 acres.

The Leviathan Property abuts the Langtry Property described above directly to the north and east. is located approximately 10 miles northeast of the town of Barstow, California, 145 miles northeast of Los Angeles. The small communities of Dagget and Yermo, California lie about six miles east from Barstow on Interstate 15 and taking the Meridian Road exit, then east one mile on Frontage Road to the Yermo cutoff, then 3.2 miles north on Merdian Road to the paved portion of the Randberg-Barstow Road, then two miles north to a dirt road which leads eastward onto the claims. Access to the property is accessible year round. There are no weather related conditions preventing access to the property on a year round basis. We know of no environmental or archeological issues related to this property.

 Geology and History

The mineralization of the Leviathan Property occurs in a series of parallel veins up to 50 feet wide in a zone several hundred feet wide and primarily visible at the surface. The veins strike NW/SE, dip steeply to almost vertical, and are traceable for 1.25 miles on the property. Country rock is tertiary volcanics in related pyroclastic and sedimentary formations. The vein system is located northeast of the Calico Fault.

Over 100,000 tons of barite ore were mined in the early 1950’s by open pit methods in a large cut known as the Leviathan Cut. Approximately 50,000 tons of drilling mud grade barite was shipped. Previous to this, all workings on the property were underground silver mining in the Silverado Mine and the Silver Bow Mine, believed to occur in the late 1890’s. Records are sketchy and no reliable information on these two mines has been located. The above information pertaining to mining only depicts historical information and has no significance whatsoever whether deposits presently exist on the Leviathan property.

Item 3. Legal Proceedings

There are no pending or threatened lawsuits against us.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2007 or at any other time during 2007 for a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information
Our common stock was not quoted under any trading medium at our year end of December 31, 2007. Our common stock has been quoted on the Over the Counter Bulletin Board (the "OTCBB") under the trading symbol "ISLV" since March 31, 2008; however, no active trading market has yet been established and no trades have been conducted in our common stock.

Holders
As of April 14, 2008, there were 48 shareholders of record.

Dividends
We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
Since our inception and to date, we have not established an Option Plan or any other Equity Compensation Plan.

Miscellaneous Rights and Provisions
Holders of our common stock have no preemptive rights. Upon our liquidation, dissolution or winding up, the holders of our common stock will be entitled to share ratably in the net assets legally available for distribution to shareholders after the payment of all of our debts and other liabilities. All outstanding shares of our common stock are, and the common stock to be outstanding upon completion of this offering will be, fully paid and non-assessable. There are not any provisions in our Articles of Incorporation or Bylaws that would prevent or delay change in our control.

Preferred Stock
We are not authorized to issue Preferred Shares of stock in any series.

Options
We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities
We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Purchasers of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable. We have no equity securities that are registered pursuant to Section 12 of the Securities and Exchange Act of 1934. Additionally, we have not repurchased any of our shares of common stock.

Sales Of Unregistered Securities

On November 7, 2007, we sold 20,000 shares to accredited investors David E. and Pamela L. Compton, a married couple, for an aggregate purchase price of $10,000 or $0.50 per share.

On November 7, 2007, we sold 7,000 shares to accredited investor Maria T. Bauer for an aggregate purchase price of $3,500 or $0.50 per share.

On November 7, 2007, we sold 1,000 shares to accredited investor Holly Small for an aggregate purchase price of $500 or $0.50 per share.

On November 7, 2007, we sold 12,000 shares to accredited investors Edward and Debra Shapiro, a married couple as Joint Tenants in the Entirety, for an aggregate purchase price of $6,000 or $0.50 per share.

On November 7, 2007, we sold 6,000 shares to accredited investors, Steven B. and Eileen Asetre, a married couple, for an aggregate purchase price of $3,000 or $0.50 per share.

On November 7, 2007, we sold 200,000 shares to accredited investors Jesus Carlos Masias and Diane Masias, a married couple, for an aggregate purchase price of $50,000 or $0.25 per share.

On October 29, 2007, we sold 4,000 shares of our common stock to accredited investor Bo Placencio for an aggregate purchase price of $2,000 or $0.50 per share.

On October 23, 2007, we issued 100,000 shares of our common stock to Michael Harrington, our Director, for his future services as our Director. The shares were valued at $0.04 per share.

On September 21, 2007, we issued 50,000 shares of our common stock to Alex Makaron for  for plant and mine mapping for the Tacoma, Langtree, Leviathan, El Cumbro, El Cusito and La Moneda properties. The shares were valued at $0.04 per share.

On September 21, 2007, we issued 50,000 shares of our common stock to Daniel Lang for bookkeeping services rendered to us. The shares were valued at $0.04 per share.

On September 21, 2007, we issued 50,000 shares of our common stock to Daniel Dominguez for accounting services rendered to us. The shares were valued at $0.04 per share.

On September 13, 2007, we issued 150,000 shares of our common stock to Harrison Matson, our Consulting Geologist, for claim staking services rendered to us. The shares were valued at $0.04.

On June 30, 2007, we issued 336,186 shares of our common stock to Harold Roy Shipes, our Chief Executive Officer, in satisfaction of $168,093 of loans that he extended to us. These shares were valued at $0.50 per share.

On June 4, 2007, we sold 400 shares of our common stock to accredited investor Sandra Aguilar for an aggregate purchase price of $200 or $0.50 per share.

On June 4, 2007, we sold 400 shares of our common stock to accredited investor Iris Chavez for an aggregate purchase price of $200 or $0.50 per share.

On June 4, 2007, we sold 400 shares of our common stock to accredited investor Stephanie and Daniel Fletcher for an aggregate purchase price of $200 or $0.50 per share.

On June 4, 2007, we sold 600 shares of our common stock to accredited investor Frank and Senona Corner ford for an aggregate purchase price of $600 or $0.50 per share.

On June 4, 2007, we sold 400 shares of our common stock to accredited investor Eric Dominguez, custodian for minor child, Thomas R. Dominguez, for an aggregate purchase price of $200 or $0.50 per share.

On June 4, 2007, we sold 400 shares of our common stock to accredited investor Eric Dominguez, custodian for minor child, Grace E. Dominguez, for an aggregate purchase price of $200 or $0.50 per share.

On June 4, 2007, we sold 400 shares of our common stock to accredited investor Eric Dominguez, custodian for minor child, Emerson J. Dominguez, for an aggregate purchase price of $200 or $0.50 per share.

On May 22, 2007, we issued 100,000 shares of our common stock to Island Stock Transfer in return for transfer agent services for us by Island Stock Transfer.

On May 16, 2007, we sold 600 shares of our common stock to accredited investor Dooreen L. Koosman for an aggregate purchase price of $300 or $0.50 per share.

On May 14, 2007, we sold 500 shares of our common stock to accredited investor Ryan K. Davis for an aggregate purchase price of $200 or $0.50 per share.

On May 14, 2007, we sold 500 shares of our common stock to accredited investor Carlos E. Guzman for an aggregate purchase price of $250 or $0.50 per share.

On May 14, 2007, we sold 500 shares of our common stock to accredited investor Matthew Long for an aggregate purchase price of $250 or $0.50 per share.

On May 14, 2007, we sold 500 shares of our common stock to accredited investor Brandon K. Davis for an aggregate purchase price of $250 or $0.50 per share.

On May 14, 2007, we sold 500 shares of our common stock to accredited investor Rana S. Gill for an aggregate purchase price of $250 or $0.50 per share.

On May 14, 2007, we sold 500 shares of our common stock to accredited investor Shannon Long for an aggregate purchase price of $250 or $0.50 per share.

On May 14, 2007, we sold 500 shares of our common stock to accredited investor Gerald Davis for an aggregate purchase price of $250 or $0.50 per share.

On May 14, 2007, we sold 500 shares of our common stock to accredited investor Kendra Y. Davis for an aggregate purchase price of $250 or $0.50 per share.

On May 11, 2007, we sold 600 shares of our common stock to accredited investor Clarissa Cotton for an aggregate purchase price of $300 or $0.50 per share.

On May 11, 2007, we sold 400 shares of our common stock to accredited investor Juan Salido for an aggregate purchase price of $200 or $0.50 per share.

On May 11, 2007, we sold 600 shares of our common stock to accredited investor Eddie Gonzales for an aggregate purchase price of $300 or $0.50 per share.

On May 11, 2007, we sold 400 shares of our common stock to accredited investor Rhonda Gonzalez for an aggregate purchase price of $200 or $0.50 per share.

On May 4, 2007, we sold 400 shares of our common stock to accredited investor Jodie McGinnis for an aggregate purchase price of $200 or $0.50 per share.

On October 21, 2006, we issued 100,000 shares of our common stock to accredited investor Herbert E Dunham and his wife, Ana Dunham, in return for Mr. Dunham’s services as our Director. The shares were valued at $0.04.

On October 21, 2006, we issued 300,000 shares of our common stock to an affiliate entity, Atlas Precious Metals, Inc., for our acquisition of, Metales Preciosos, a Mexico incorporated entity, from Atlas Precious Metals, Inc. As a result of this transaction, Metales Preciosis is now our wholly owned subsidiary.

On September 21, 2006, we issued 30,000 shares of our common stock to Billie J. Burns as partial consideration for our purchase of 40 acres of free simple land from Mr. Burns in connection with our August 31, 2006 agreement with Mr. Burns.

On September 13, 2006, we issued 1,000,000 shares of our common stock to Hamilton & Lehrer, P.A. in exchange for legal services.

On September 13, 2006, we issued 4,000,000 shares of our common stock to our Chief Executive Officer, Harold Roy Shipes, and his wife, Eileen Shipes, which resulted from their ownership of 333 of our shares of common stock being forward split on a 12,000 to 1 basis.

On September 13, 2006, we issued 4,000,000 shares of our common stock to our Executive Vice President/Chief Financial Officer, John McKinney, and his wife, Lynette McKinney, which resulted from their ownership of 333 of our shares of common stock being forward split on a 12,000 to 1 basis.

On September 13, 2006, we issued 4,000,000 shares of our common stock to our Vice President of Administration/Corporate Secretary, Matthew Lang and his wife, Danielle Lang, which resulted from their ownership of 333 of our shares of common stock being forward split on a 12,000 to 1 basis.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“the Securities Act”) for the offer and sale of the above shares. We believed that Section 4(2) was available because: (a) there was no general solicitation in the offer or sale; (b) all purchasers were accredited investors; (c) we placed restrictive legends on the certificates representing these securities issued to the accredited investors stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale; and (d) the offer and sale did not involve a public offering.

Use of Proceeds
Not applicable. Although we received proceeds from the sale of our common stock in a private placement and under the immediately above indicated exemptions, we did not receive any proceeds from the resale of our common stock by the Selling Shareholders indicated in our S-1 Registration Statement.

Item 6. Selected Financial Data

	December 31, 2007	December 31, 2006	Exploration Stage (since inception) June 16, 2006 to December 31, 2007

Revenue	7,128	209,665	7,128
Total Operating Expenses	237,965	352,848	488,798
Cash on Hand	51,283	2,042	N/A
Total Assets	146,868	242,777	N/A
Current Liabilities	122,850	80,331	N/A
Working Capital (Deficit)	16,996	155,049	N/A
Accumulated Deficit	666,920	429,258	496,310
Exploration Costs	22,902	159,071	181,973

Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis should be read in conjunction with our financial statements and its related notes. The terms “we,” “our” or “us” refer to International Silver, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” The results shown herein are not necessarily indicative of the results to be expected in any future periods. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, included the risk factors contained herein.

We are an exploration stage company that engages in minerals exploration activities in the United States and Mexico involving silver, gold, zinc, copper and other minerals. To-date, we have generated no significant revenues since approximately (month/year), when we discontinued our business plan of providing engineering services and commenced our new business of mineral exploration. To date, our exploration activities have been limited to the exploration and purchasing of mineral interests in the United States and Mexico.

Financial Condition and Changes in Financial Condition

At December 31, 2007, we had cash resources $51,283 and receivables of $87,551, which is sufficient to conduct our exploration activities and meet our maturing obligations for less than one month. Our continued activities are dependent upon obtaining adequate financing, as described below. Our financial condition as of December 31, 2007 compared to December 31, 2006 is summarized below, as follows:

Assets.

As of December 31, 2007, we had total assets of $146,868 compared to total assets of $242,777 as of December 31, 2006, representing a 40% decrease or $95,909. Current assets comprise 95% and 96% of our total assets at December 31, 2006 and December 31, 2007, respectively, as further depicted below:

	At December 31, 2007	At December 31, 2006	Net Incr./(Decr.)
Current Assets:
Cash	$51,283	$2,042		$49,241
Accounts Receivable	87,551	232,044		(144,493)
Prepaid Expenses	1,012	1,294		(282)
	$139,846	$235,380	$	(95,534)
Other Assets:	7,022	7,397		(375)
Total Assets	146,868	242,777		(95,909)

The 2411% increase or $49,241 in cash comparing the period ending December 31, 2007 to the period ending December 31, 2006, is attributable to proceeds from common stock sales and collection of trade receivables resulting in a substantial reduction in that account.

Other assets are limited to office equipment, furniture, a vehicle, and a deposit with a cost basis of less than $10,000.

 Liabilities and Shareholders’ Equity

	At December 31, 2007	At December 31, 2006	Net Incr./(Decr.)
Liabilities
Accounts Payable	18,512	$16,638	$1,874
Accrued Expenses	104,338	$63,693	$40,645
Notes Payable	0	168,093	(168,093)
Shareholders’ Equity
Capital Stock	693,500	423,907	269,593
Minority Interest	(2,962)	(296)	(2,266)
Accum.Deficit	(666,920)	(429,258)	(237,662)

	146,868	242,777	(95,909)

Total liabilities decreased by 51% or $125,574 to $122,850 at December 31, 2007, compared to $248,424 at December 31, 2006. This decrease is due to the conversion of $168,093 of debt for equity, net of an increase in accrued interest, rent and payables of $42,519.

 Shareholders’ Equity increased by 425% to $24,018 as of December 31, 2007, compared to ($5,657) as of December 31, 2006. This increase is primarily due to: (a) the issuance of shares for: (i) cash of $80,000; and (ii) services valued at $21,500; and (b) the exchange of shares for the reduction of $168,093 of debt, net of the losses in the amount of $239,928 incurred in 2007.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $16,996, compared to $155,049 at December 31, 2006. Cash on hand increased to $51,283 as a result of proceeds from the sale of our common stock sold in a private placement.

Net cash outflows from operating activities decreased by $69% or $69,459 to $(30,759) at December 31, 2007, compared to a negative ($100,218) at December 31, 2006. This decrease is primarily the result of the collection of receivables from prior engineering services.

At December 31, 2007, no funds were used for investing activities. At December 31, 2006, we had $6,668 of equipment purchases.

Cash flows from financing activities at December 31, 2007 were $80,000, compared to $95,480 at December 31, 2006. During 2007, we sold 260,000 shares of common stock in a private placement that yielded $80,000 in cash proceeds.

Our new business plan does not reflect, nor do we anticipate, any revenues during our exploration phase. Additionally, we do not anticipate earning any significant revenues from operations, if any, until we complete the purchase of the Langtry property, confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities; there is no assurance that we will have sufficient financing to accomplish or otherwise be successful at meeting these objectives. At the same time, we must complete similar actions at our Tecoma properties and our Mexican properties, similarly of which there is no guarantee of success or that we will have sufficient financing to accomplish those objectives.

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 as we have an accumulated deficit of $666,920. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to collect upon existing receivables and raising funds through an equity funding. We anticipate total spending requirements of approximately $19,000,000 pending adequate financing over the next eighteen months, in the following areas:

•	$8,000,000 for the acquisition of the Langtry property;

•	$8,986,500 to proceed with the exploration of our properties and claims to determine whether there are commercially exploitable reserves of silver, gold, barite, lead, and zinc

•	$500,000 for working capital;

•	$200,000 for legal and accounting expenses; and

•	$1,300,000 for general and administrative expenses

 We plan to undertake the following steps in our attempt to overcome our going concern qualification and our need for $18,986,500 of financing to accomplish our operational plan:

•	Contact broker-dealers to discuss and negotiate a broker dealer acting as an underwriter to conduct a public offering of our common stock sufficient to raise $18,986,600;

•
Contact other companies with sufficient financial resources to fund our operational activities to discuss and negotiate a joint venture arrangement or a merger transaction where we would combine our business interests and objectives;

•	Contact the fund managers of hedge funds and mutual funds to determine whether their interest in investing in our common stock sufficient to obtain adequate financing; and

•	Raise financing through a private placement of our common stock

Results of Operations

We incurred losses of $239,928 during the year ended December 31, 2007, an increase of $82,934 over the prior year. The increase is due primarily to the change in our focus from engineering services to conducting exploration activities, thus realizing little income in our 2007 Fiscal Year.

An analysis of the major components of our results of operations is, as follows:

 Revenues. During the year ended December 31, 2007 and December 31, 2006, we had revenues of $7,128 and $209,665, respectively. This decrease in revenues of 97% or $202,537 is directly related to our change in business from engineering services to exploration, which resulted in the cessation of our rendering any further engineering services.

 Operating Loss.   Operating losses increased by 61% or $87,654 to $230,837 for the year ended December 31, 2007, from $143,183 for the year ended December 31, 2006.  This increase in loss was primarily due to the decrease in revenue upon the cessation of engineering services.

 Exploration Expenses . Exploration costs decreased by 86% or $136,169 to $22,902 for the year ended December 31, 2007, from $159,071 for the comparable 2006 period.  Exploration costs decreased as a result of a reduction in the acquisition of mineral interests.

 General & Administrative Expenses. General and administrative expense increased by 10% or $20,132 to $213,846 for the year ended December 31, 2007 from $193,714 during the year ended December 31, 2006.  The increase in our general administrative expense is primarily attributable to stepped up exploration activities and funding procurement, such as consulting fees, legal and travel costs.

Depreciation and Depletion Expenses .  Depreciation and depletion expenses increased by $312 to $375 during the year ended December 31, 2007 from $63 during the same period in 2006.  This increase was due to a full year’s of depreciation taken for year 2007 on assets purchased during 2006.

 Interest Expense.   Interest expense for the year ended December 31, 2007 decreased by 34% or $4,720 to $9,091 from $13,811 during the same 2006 period.  The decrease was due to the conversion of $ 168,093 of debt to common stock during the third quarter of 2007.

 Net Loss.   Net loss for the year ended December 31, 2007 increased by 53% or $82,934 to $239,928 from $156,994 during the same 2006 period.  This increase in loss was due to the $163,915 or a 100% decrease in engineering services revenue and increased general administrative expenses of 10% or $20,132, when comparing our 2007 fiscal year to our 2006 fiscal year.

 Exploration Costs – Inception to Date

 On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities.

1)	Hired a geotechnical consultant to assist launching an exploration program;

2)	Commenced the development of an exploration plan;

3)	Actively sought mineral interests containing precious metals; and

4)	Acquired the following minerals interests and option to purchase mineralized property:

Additionally, since converting our business plan to conducting exploration activities, we have incurred the following costs:

a) Purchased the Tecoma Mine (fee simple) located in Utah	$90,000

b) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are as indicated in 1) – 4):

1) El Cumbro property	$14,260

2) El Cusito property	$15,000

3) Canada de Oro property	$15,000

4) La Moneda property	$10,000

c) Purchased BLM mineral claims - Calico District	$12,770

d) Made option payment towards purchase of Langtry property ($8.0 million)	$10,000

e) General Administrative Costs	14,943

Total acquisitions and costs	$181,973

During our early stage of exploration activities, from June 16, 2006 through December 31, 2007, we incurred an additional $306,637 in general and administration expenses, which are comprised primarily of salaries, rent, consulting fees, interest and travel expenditures.

 Accumulated losses of $496,310 incurred from the inception of the “exploration phase” accounts for approximately 74% of the accumulated deficit of $666,920 reflected in the Shareholders’ Equity section of our financial statements. Our prior engineering activities accounts for the other portion of the deficit.

Uncertainties and Trends

Our revenues are dependent now, and in the future, upon the following factors:

●
Price volatility in worldwide commodity prices, including silver, gold, and other minerals, which is affected by: (a) sale or purchase of silver by central banks and financial institutions; (b) interest rates; (c) currency exchange rates; (d) currency exchange rates; (e) inflation or deflation; (f) speculation; and (g) fluctuating prices in worldwide and local commodities for petroleum-related products, chemicals, and solvents, which will affect our ability to obtain additional and continuing funding;

•	Global and regional supply and demand of silver, bold, and other minerals, including investment, industrial and jewelry demand;

•	Political and economic conditions of major silver, gold or other mineral-producing countries;

•
Threatened changes to the U.S. Mining Law that may cause increasing federal land royalties, or other unanticipated consequences and related increased costs of conduct in mining operations in the United States; and

•	Our Mexican properties are subject to foreign risk, such as passage of onerous regulatory exploration and mining requirements and availability of materials and supplies.

Off-Balance Sheet Arrangements

 We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have

•	An obligation under a guarantee contract,

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

•
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.”

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the audited Consolidated Financial Statements and related notes.

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the year ended December 31, 2007 have been applied consistently for the December 31 year-ends of 2007, 2006 and 2005.

Recent Accounting Pronouncements

 In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statements No. 133 and 140. This statement amends FASB No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on our consolidated financial statements.

 In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets and Amendment of FASB Statement 140. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, regarding the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on our consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 did not have an impact on our consolidated financial statements

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans and Amendment of FASB Statements No 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our Phase I exploration activities and are for a period of eighteen months. Based upon our analysis of the test results and feasibility studies, we will determine whether to proceed with Phase II exploration and development, which will consist of expanding identified ore blocks to the proven classification, permitting, and development. We cannot determine, predict, or assure whether we will be able to proceed with Phase II exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our Consulting Geologist, but each Plan of Operations described below will be directly managed and supervised by a Field Geologist that we hire.

Tecoma Property in Box Elder County Utah
We will explore the Tacoma Property underground for silver, lead, and zinc at a total cost of $1,188,000, as follows:

Plan of Operations Step	Time Period to Complete Task	Cost
Hire Field geologist to set up exploration activities, manage exploration activities and supervise workers	18 months		$75,000.00
Field geologist hires four workers to perform or assist in the tasks described below	12 months		$170,000.00
Workers will clean and repair existing adits in order that underground sampling may occur	4 months		$20,000.00
Our Project Geologist using two laborers will systematically conduct underground hammer and chisel chip sampling to identify the mineralized areas in order that we may properly determine the locations of our underground drilling	3 months		$40,000.00
Our Project Geologist will hire a Drilling Contractor who will conduct underground drilling of 1000 meters at the various underground drill locations	5 months		$300,000.00
Purchase of Exploration Equipment
• 1.5 yard Scoop Tram (Used)
• Cat 950 equivalent Loader (Used)
• Five Yard Dump Truck (Used)
• Light Duty Grader (Used)
• Office Building/Shop/Core Preparation/Storage
• Miscellaneous small tools and equipment
• 20 KWH Generator
• High Pressure Air Compressor
	3 months 2 months 2 months 2 months 6 months 3 months 3 months 2 months	$ $ $ $ $ $ $ $	75,000.00 120,000.00 50,000,00 35,000.00 100,000.00 50,000.00 30,000.00 18,000.00
Assay Services-Contract Laboratory	4 months		$20,000.00
Our Project Geologist will conduct required permitting using consultants	12 months		$50,000.00
Our Project Geologist will contract drilling of a water well, pipe to mine	3 months		$15,000.00
Our Consulting Geologist and Field Geologist will interpret the drill results in conjunction with the reserve mapping to determine ore tonnage and grade	4 months		$20,000.00

Mexico Properties
A. The El Cumbro, El Cusito, and Canada de Oro Properties

We will explore the El Cumbro, El Cusito, and Canada de Oro Properties for silver, gold, lead, zinc, and copper at a total cost of $1,178,000.

Step	Time Period to Complete Task	Cost
Hire Field Geologist to manage exploration activities and manage workers.	18 months		$65,000.00
Hire four workers to perform or assist in the tasks described below.	12 months		$50,000.00
Administrative costs of Hermosillo Office, Administrative Manager and secretary, rent, accounting and auditing	18 months		$85,000.00
Equipment Rentals with operators, supervised by our Field Geologist.	18 months		$75,000.00
Repair obstructed access to the properties through bulldozing and grading in order that equipment and personnel will have full access to the property using a road contractor under the supervision of our Field Geologist.	1 month		$50,000.00
We will cut trenches perpendicular across the veins by bulldozing and excavating to prepare to sample the veins at the surface expressions	3 months		$75,000.00
Our Field Geologist will supervise sampling of trenches using the four helpers hired above	2 months		$25,000.00
Our Field Geologist will supervise cleaning and repairing of existing adits to remove debris and permit unobstructed access for the purpose of conducting underground sampling	3 months		$35,000.00
Our Field Geologist will supervise our helpers who will systematically sample the underground workings to determine mineralized areas using hammers and chisels to cut slots on five-foot centers.	2 months		$25,000.00
Based on the above step, our Field Geologist will determine the location of underground drill stations.	0.5 months		$0
Our Consulting Geologist will supervise a Contract Miner who will excavate the underground drill stations by mining an area adjacent to the veins sufficiently large to set up an underground drill.	4 months		$75,000.00
Conduct underground drilling at 1000 meters	3 months		$200,000.00
Assay all samples, including trench samples, underground adit samples and drill core samples using a contract laboratory.	3 months		$30,000.00
Conduct reserve mapping based on drill and assay reports to estimate the tonnage and grades contained in the four primary veins on the El Cumbro and El Cusito properties and computerize the mine planning	2 months		$30,000.00
Purchase of Exploration Equipment
• Back Hoe Tractor with Excavator, Used
• 20 yard Dump Truck, Used
• Equipment Trailer, Used
• 20 KWH Generator
• Air Compressor
• Office Trailer, Used
• Sample Preparation and Storage, Portable Building, Used
• Fuel Tank, Portable, Used
• Water Tank, Portable, Used
• Misc. Tools
• Light Duty Transportation, Van and Pick-up and one all terrain vehicle
	2 months	$ $ $ $ $ $ $ $ $ $ $ $	358,000.00 85,000.00 60,000.00 10,000.00 30,000.00 15,000.00 20,000.00 25,000.00 5,000.00 8,000.00 40,000.00 60,000.00

B. The La Moneda property

We will explore the La Moneda property for gold and silver at a total cost of $160,500. We will contract a Project Geologist who will supervise all work at the project and will use two temporary workers in the local area to assist with manual sampling for two months. At the end of the La Moneda sampling program, the Project Geologist will transfer to El Cumbro/El Cusito/Canada del Oro projects as Assistant to the Field Geologist. La Moneda is a second priority project and will be evaluated to determine if there is potential for future gold production.

Step	Time Period to Complete Task	Cost
Our Field Geologist will hire a Project Geologist to supervise the contract IP surveys, trench excavations sampling and sample preparation	12 months	$36,000.00
Conduct Induce Polarization Survey to identify potential areas of mineralization Our Field Geologist will supervise a Contractor who will conduct the Survey, which detects the presence of unusual sub-surface areas through the introduction of electrical fields in the ground.	3 months	$50,000.00
Transportation costs between El Cumbro, Hermosillo and La Moneda for our Field Geologist and the La Moneda Project Geologist	12 months	$16,000.00
Rental of portable trailer for field office	12 months	$6,000.00
Excavator rental for digging sample trenches on known mineralized veins	1 month	$10,000.00
Our Project Geologist will hire two temporary helpers to do hammer and chisel chip samplings	2 months	$3,000.00
Purchase of Exploration Equipment	1 month	$39,500.00
• All Terrain Vehicle for rough terrain		$7,000.00
• 10 KWH Generator		$7,500.00
• Miscellaneous Tools		$5,000.00
• Project Geologist Pick-up		$20,000.00

The Langtry property in San Bernardino County, California
Our entire Plan of Operations regarding the Langtry property is contingent upon paying $8,000,000 to close on the purchase of the property, for which there is no assurance whatsoever that we will obtain sufficient financing.

We will explore the Langtry property for silver and barite at a total cost of $ 4,570,000. Our Plan of Operations regarding the Langtry Property is interfaced with and has been formulated in conjunction with the exploration activities conducted by Superior Oil from 1971 to 1974, which are supported by drill reports, assay results, mapping, grade and tonnage calculations, all of which we possess. Our exploration activities will be geared toward comparing our test results against the Superior Oil’s prior drilling activities and results to confirm the grade and tonnage calculations, and thus re-classify the reserves to the proven category, if any. This will entail 10,000 meters of new drilling, sample splitting and preparation, assaying, reserve calculations, mine planning, metallurgical testing and mill design, final feasibility studies and permitting.

Step	Time Period to Complete Task	Cost
Hire Project Geologist to manage exploration, sampling and sample preparation activities and workers	18 months	$90,000.00
Our Project Geologist will hire 4 workers who will conduct sampling, drill core handling and cataloging, splitting and general sample preparation	12 months	$144,000.00
Our Project Geologist will plan the drilling program using the Superior Oil drilling as a starting point and will plan fill-in drilling as well as confirmatory drilling, including purchase of computer hardware and software for mine planning	6 months	$20,000.00
Our Project Geologist will contract a local construction company to prepare access roads and drill pads in preparation for drilling and will supervise the work	2 months	$100,000.00
Our Project Geologist will supervise the contract drilling program that will consist of 10,000 meters of drilling, split between 5,000 meters of core drilling and 5,000 meters of reverse circulation drilling	12 months	$2,000,000.00
Our Project Geologist will supervise the drill sample handling, logging, preparation, splitting and half sample storage in preparation for assay	12 months	$50,000.00
Assaying by a contract assay laboratory	12 months	$150,000.00
Mine planning will be conducted by an Independent Mining Engineer who will use the results of the drilling and assay program to produce an open pit mine design	6 months	$200,000.00
Metallurgical Testing will be conducted by an independent metallurgical laboratory	6 months	$250,000.00
Our Project Geologist will contract an independent environmental engineering firm to conduct fauna, archeological, wildlife and background studies and prepare permit applications to the various government agencies	6 months	$350,000.00
Our Project Geologist will contract a hydrology engineering firm to produce a hydrology study of the project area, including monitor wells	6 months	$225,000.00
An independent engineering firm will be contracted to design the metallurgical processing facilities and to produce a Final Feasibility Study for the Project	6 months	$500,000.00
Our Project Geologist will contract a local well drilling company to drill a water well and pipe water to the project area, including pump purchase and booster	3 months	$65,000.00
Exploration Equipment Purchases		$426,000.00
• Light Duty Transportation, 2 Pick-ups and 1 van	1 month	$100,000.00
• Office Trailer, rental	24 months	$18,000.00
• Purchase steel building for sample preparation and storage	6 months	$125,000.00
• Purchase two core splitters	3 months	$30,000.00
• Purchase shelving for sample storage	2 months	$25,000.00
• Purchase diesel fuel tank	1 month	$8,000.00
• Purchase 20,000 gallon water head tank, Used	1 month	$20,000.00
• Purchase office furniture and equipment, including computers	1 month	$30,000.00
• Purchase a 20 kwh generator for water pumping and a 10kwh generator for project power	1 month	$30,000.00
• Portable X-ray device for field assaying	1 month	$40,000.00

The Leviathan property in San Bernardino County, California

We will explore the Leviathan property for silver and barite at a total cost of $1,890,000. We will use the same Field Geologist, workers and infrastructure from the Langtry property for our Leviathan property. The ore developed on the Leviathan property will be processed in the Langtry concentrator. We will use the same equipment described above in the Langtry property plan to conduct the Leviathan exploration program.

Step	Time Period to Complete Task	Cost
Our Field Geologist will map the mineralized structures, which are visible at surface, to determine the strike and dip of the ore bodies, and based on this, will design our drilling program for the property. Since Leviathan is a series of wide veins, drilling will be designed to intercept the ore bodies from the surface by angling the holes. Our Project Geologist is budgeted under the Langtry section	3 months	$20,000.00
Our Project Geologist will hire a drilling contractor to drill 5,000 meters at determined drill stations, probably split evenly between core and reverse circulation drilling. The same contractor that drills Langtry will probably move the drills to Leviathan when Langtry is completed	3 months	$1,000,000.00
Our Project Geologist will collect the drill samples, log and catalog them, and send them for sample preparation in anticipation of assaying. The samples will be split, with half stored in the same storage building as the Langtry samples	4 months	$20,000.00
Our Project Geologist will arrange contract assaying with an independent assay laboratory	4 months	$100,000.00
Our Project Geologist will hire an independent mining engineer to design the mine based on the results of our drilling program	3 months	$150,000.00
Our Project Geologist will hire an independent research firm to conduct metallurgical testing of the samples to determine the optimal recovery strategy and equipment	4 months	$250,000.00
Our Project Geologist will hire an independent environmental engineering firm to conduct fauna, archeological, wild life, hydrology and base line studies to complete and submit project permit requests. We anticipate that the ore from Leviathan will be processed in the Langtry concentrator to optimize possible profitability from the two projects and minimize capital investment	12 months	$350,000.00

Item 7A Quantitative and Qualitative disclosures About Market Risk

Inapplicable. We do not presently invest or otherwise engage in market risk sensitive instruments.

Item 8 Financial Statements and Supplementary Data

The information required by this item is filed herewith.

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(An Exploration Stage Enterprise)

We have audited the accompanying balance sheet of International Silver, Inc. (An Exploration Stage Enterprise) as of December 31, 2007, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005 and since inception of Exploration Stage June 16, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. (An Exploration Stage Enterprise) as of December 31, 2007, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 and since inception of Exploration Stage June 16, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has an accumulated deficit of $664,874 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

January 28, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

International Silver, Inc.
(An Exploration Stage Enterprise)

Consolidated Financial Statements

For The Years Ended December 31, 2007, 2006 and 2005

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	At December 31
	2007	2006	2005

ASSETS

CURRENT ASSETS
Cash	$51,283	$2,042	$13,448
Accounts receivable, net	87,551	232,044	128,641
Prepaid expenses	1,012	1,294	0
Total Current Assets	$139,846	$235,380	$142,089

PROPERTY AND EQUIPMENT - Note C
Machinery & equipment	$0	$0	$277,498
Furniture & fixtures	5,543	5,543	90,037
Vehicles	1,125	1,125	26,715
	$6,668	$6,668	$394,250
Less accumulated depreciation	(5,981)	(5,606)	(394,250)
Total Property, Plant and Equipment	$687	$1,062	$0

OTHER ASSETS
Deposits	$6,335	$6,335	$6,335
Total Other Assets	$6,335	$6,335	$6,335

TOTAL ASSETS	$146,868	$242,777	$148,424

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Comparative Balance Sheets

	At December 31
	2007	2006	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$18,512	$16,638	$8,393
Accrued expenses	104,338	63,693	51,456
Total Current Liabilities	$122,850	$80,331	$59,849

LONG-TERM LIABILITIES
Notes payable – Note D	$0	$168,093	$102,613

TOTAL LIABILITIES	$122,850	$248,424	$162,462

SHAREHOLDERS’ EQUITY -Note F
Common stock
authorized shares 500,000,000; par value $0.0001 per share
issued & o/s – 12/31/07 14,526,186	$1,452
issued & o/s – 12/31/06 13,430,000		$1,343
issued & o/s – 12/31/05 12,000,000			$1,200
Additional paid-in capital	692,048	422,564	257,322
Minority Interest in Subsidiary	(2,562)	(296)	0
Accumulated (Deficit) during Exploration Stage	(666,920)	(429,258)	(272,560)
Total Shareholders’ Equity	$24,018	$(5,647)	$(14,038)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,868	$242,777	$148,424

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

	At December 31			Exploration Stage (Since Inception) (June 16, 2006 -
	2007	2006	2005	December 31, 2007)

REVENUES
Consulting	$0	$163,915	$216,188	$0
Other	7,128	45,750	10,933	7,128
Total Revenues	$7,128	$209,665	$227,121	$7,128

OPERATING EXPENSES
Production costs	$0	$0	$0	$0
Exploration costs – Note J	22,902	159,071	0	181,973
General and administration	213,846	193,714	226,963	306,637
Depreciation and depletion	375	63	0	188
Remeasurement loss	842	0	0	0
Total operating expenses	$237,965	$352,848	$226,963	$488,798

OPERATING (LOSS)	$(230,837)	$(143,183)	$158	$(481,670)

OTHER INCOME (EXPENSE)
Interest expense	$(9,091)	$(13,811)	$(11,082)	$(14,640)
Total other income/(expense)	$(9,091)	$(13,811)	$(11,082)	$(14,640)

Net Income/(Loss) – 100%	$(239,928)	$(156,994)	$(10,924)	$(496,310)

Less: Minority Interest In Subsidiary	$(2,266)	$(296)	$0

Net Income/(Loss)	$(237,662)	$(156,698)	$(10,924)

ACCUMULATED (DEFICIT)
Beginning of Period	$(429,258)	$(272,560)	$(261,636)

End of Period	$(666,920)	$(429,258)	$(272,560)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE	$(.016)	$(.012)	$(0.001)

WEIGHTED AVERAGE SHARES OUTSTANDING	14,526,186	13,430,000	12,000,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

	At December 31			Exploration Stage (Since Inception) (June 16, 2006 -
	2007	2006	2005	December 31, 2007)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(237,662)	$(156,698)	$(10,924)	$(496,310)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Minority Interest in Subsidiary	(2,266)	(296)		(2,562)
Depreciation and depletion	375	63	0	188
Depreciation adjustment	0	5,543	0	0
Issuance of common stock
In exchange for services	21,500	80,000	0	101,500
In exchange for exploration costs	0	55,385	0	55,385
Changes in operating assets and liabilities
Decrease/(Incr.) in accounts receivable	144,493	(103,403)	(21,212)	160,684
Decrease/(Incr.) in prepaid expenses	282	(1,294)	0	1,012
(Decrease)/Incr. in accrued expenses	40,645	12,237	9,222	48,212
(Decrease)/Incr. in accounts payable	1,874	8,245	8,597	(14,768)
Net cash flows (used by) operating activities	$(30,759)	$(100,218)	$(14,317)	$(146,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	$0	$(6,668)	$0	$(6,668)
Net cash flows from investing activities	$0	$(6,668)	$0	$(6,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Cancellation of Debt	$(168,093)	$0	$0	$(168,093)
Recharacterization of Debt to Equity	168,093	0	0	168,093
Net proceeds	80,000	30,000	0	110,000
Borrowings from related parties	0	65,480	15,000	62,980
Net cash flows provided by financing activities	$80,000	$95,480	$15,000	$172,980

NET (DECREASE) IN CASH	$49,241	$(11,406)	$683	$19,653

CASH - BEGINNING OF PERIOD	$2,042	$13,448	$12,765	$31,630

CASH - END OF PERIOD	$51,283	$2,042	$13,448	$51,283

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows
(continued)

	At December 31			Exploration Stage (Since Inception) (June 16, 2006 -
	2007	2006	2005	December 31, 2007)

Supplemental disclosures of non-cash financing activities:

The company issued shares of its common stock in exchange for the following:

For services rendered
Director services	$4,000	$5,000	$0	$9,000
Legal services	0	75,000	0	75,000
Stock transfer agent services	5,500	0	0	5,500
Accounting services	4,000	0	0	4,000
Geology and Engineering	8,000	0	0	8,000
	$21,500	$80,000	$0	$101,500

For exploration costs	$0	$55,385	$0	$55,385

Debt Exchange for Contributed Capital	$168,093	$0	$0	$(168,093)

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Accum.
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2004	12,000,000	$1,200	$257,322	$(261,636)	$(3,114)

Net Income/(Loss)				(10,924)	(10,924)

Balance at December 31, 2005	12,000,000	$1,200	$257,322	$(272,560)	$(14,038)

Shares issued for services	1,100,000	110	79,890		80,000
Shares issued for land	30,000	3	29,997		30,000
Shares issued for expl. costs	300,000	30	55,355		55,385
Net Income/(Loss) – Parent Co.				(142,479)	(142,479)
Net Income/(Loss) in Subsidiary				(14,515)	(14,515)

Balance at December 31, 2006	13,430,000	$1,343	$422,564	$(429,554)	$(5,647)
Shares issued for services	500,000	50	21,450		21,500
Shares exchanged for debt	336,186	33	168,060		168,093
Shareholder/Officer – Issued on June 30, 2006 at $0.50/share

Shares issued for cash	260,000	26	79,974		80,000
Sale of common stock via Private Placement – Various individuals - Issued from May 4, 2007 through November 7, 2007:
60,000 shares issued at $0.50 per share
200,000 shares issued at $0.25 per share

Net Income/(Loss) – Parent Co.				(128,912)	(128,912)
Net Income/(Loss) in Subsidiary				(111,016)	(111,016)

Balance at December 31, 2007	14,526,186	$1,452	$692,048	$(669,482)	$24,018

See accompanying notes to the consolidated financial statements

International Silver, Inc.
Notes to Consolidated Financial Statements

Note A - Organization and Business

Organization and Nature of Business
The Company was incorporated in the State of Arizona on September 4, 1992 as ARX Engineering, Inc. On October 6, 1992, ARX Engineering, Inc. changed its name to Western States Engineering and Construction, Inc. On June 20, 2006, the Company changed its name to International Silver, Inc. in connection with its new business plan and acquisition of the Tecoma property in the Lucin Mining District in Utah and the acquisition of mineralized properties in Sonora, Mexico. These acquisitions were based on the Board of Director’s decision to adopt a business plan of conducting silver exploration on an international basis.

Further, on July 14, 2006, the Company amended its Articles of Incorporation to reflect the Board’s decision to expand its authorized common stock from 1,000 shares to 500,000,000 to accommodate future equity financing.

The business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America. The initial objective is to initiate an intensive reconnaissance and exploration program around the Tecoma property workings and on the El Cumbro and El Cusito properties of the Company’s wholly owned Mexican subsidiary, Metales Preciosos Atlas, S.A. de C.V., to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition.

The Company is an enterprise in the exploration stage as set forth in Statement of Financial Accounting Standards, "SFAS" No. 7, "Accounting and Reporting by Development Stage Enterprises" and "Industry Guide 7" of the Securities and Exchange Commission's Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration's "Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves" dated March 1, 1999.

Key Properties

With the Board of Directors’ decision to change its focus from providing mine engineering services to conducting silver and other mineral exploration activities, the Company acquired the Tecoma property on July 18, 2006, which encompasses approximately 30 acres and ten patented lode claims and is located on the Nevada Utah border. The 30-acre purchase was then followed by the additional purchase of 40 acres adjacent to the initial parcel on September 19, 2006.

Subsequently, the acquisition of four mineralized properties in Sonora, Mexico, described below, resulted from the exchange of its common stock for 98% equity interest in a foreign subsidiary of an affiliate, Atlas Precious Metals, Inc. in November, 2006.

The Leviathan property located in San Bernardino County, California, consists of 60 unpatented mining claims, which the Company acquired through staking and filing notices of location. The Company's Leviathan claims were approved by the Bureau of Land Management in September and October 2007.

Metales Preciosos Atlas S.A. de C.V. (Mexican Subsidiary Company)

In November 1, 2006, the Company acquired from Atlas Precious Metals, Inc., 98% of the equity of Metales Preciosos Atlas, S.A. de C.V. (“Preciosos”), a Mexico corporation, by issuing 300,000 shares of its common stock to Atlas Precious Metals. Preciosos owns a 100% undivided interest in four mining properties located in the southeast part of the State of Sonora, as follows: (a) El Cumbro, the most significant of the properties; (b) El Cusito, located adjacent to the El Cumbro property; and (c) Canada de Oro, an alluvial gold property extending from the El Cumbro property southeast for approximately five kilometers. In addition, Preciosos owns a 100% undivided interest in the La Moneda gold property located in the western part of the State of Sonora, approximately 14 kilometers inland from the Gulf of Cortez near the port city of Puerto Libertad. Preciosos maintains a small exploration on the various properties and performs required administration of its mineral properties. Valuation of these properties were based on the explorations expenditures incurred to-date by the related company that sold Metales Preciosos the rights to these properties.

Going Concern Considerations
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $664,874 as of December 31, 2007, which raises substantial doubt for the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management is in the process of obtaining additional funds, including private placements of stock and a Regulation D offering.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiary Metals Preciosos Atlas, S.A. de C.V., Mexico. The Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The Company has elected to adopt U.S. currency as the functional currency for the accounting of its Mexican subsidiary. All inter-company transactions and balances have been eliminated.

Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates include the determination of mineral ore quantities and the depletion expense calculation, if applicable, useful lives of property and equipment for depreciation, impairment valuations and calculation of any deferred taxes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Foreign Currency
The functional currency for our foreign subsidiary is U.S. dollars. The Company has elected to use the “remeasurement method”, also referred to as the “monetary/nonmonetary method” pursuant to FAS 52. This method translates monetary assets at the current rate, while nonmonetary assets, liabilities and equity are translated at their appropriate historical rates. Where the local currency is used to record transactions, any material currency translation gains or losses would be included as an element of comprehensive income in the statement of operations and in the equity section of the balance sheet.

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with major financial institutions. Management believes that the financial institutions are financially sound and the risk of loss is low.

Concentrations and Economic Vulnerability
Concentrations and economic vulnerability include reliance on several areas containing our mining prospects in isolated regions of Mexico, limited financial capacity of related parties and/or others to continue funding operations.

Fair Value of Financial Instruments
Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Cash and Cash Equivalents
For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Accounts Receivables
Trade receivables are stated, net of an allowance for uncollectible accounts, based on prior experience. At December 31, 2007 trade receivables were $87,551, net of an allowance for uncollectible accounts in the amount of $4,608. At December 31, 2006 , trade receivables were $232,022, net of an allowance for uncollectible accounts of $12,213 and at December 31, 2005, trade receivables were $128,641, net of an allowance for uncollectible accounts of $6,770.

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product. In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At December 31, 2007 there were no inventories on hand.

In November 2004, the FASB issued SFAS No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.

Property and Equipment
Property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets' estimated useful lives as follows:

Mining equipment	7 years
Vehicles	3 years
Office equipment	5 years

Depreciation expense of $375 has been recorded for the year ended December 31, 2007. For the year ended December 31, 2006, depreciation expense was $63 and none for the year ended December 31, 2005.

Mineral Development
Costs associated with the acquisition of mineral interests, in the exploration stage, are “expensed”. Mineral exploration costs are also “expensed” as incurred. Mine infrastructure development costs incurred prior to establishing proven and probable reserves are expensed. When it otherwise becomes probable that infrastructure costs will not be recoverable, they are impaired. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized as incurred. These costs will then be amortized using the units-of-production method over the estimated life of the ore body based on estimated recoverable ounces of proven and probable reserves.

To the extent that any development costs benefit an entire mineralized property, they are amortized over the estimated life of the property. The specific capitalized cost bases subject to depletion are calculated on a formula based on the number of tons of ore that are expected to be mined divided by the total tons in proven and probable reserves in the property. To date, no development has occurred, nor has depletion has been taken, since production has not commenced.

Mineral Interests and Property

Mineral interests include the costs of acquired mineral rights and royalty interests in production, development and exploration stage properties.

Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material.

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At December 31, 2007, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets

The Company adheres to the Statement of Financial Standard ("SFAS") No. 144, "Accounting for the Impairmentand Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. At December 31, 2007, no assets were impaired.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured. Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. At December 31, 2007, there had been no production from any of the Company's properties.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Since the Company’s activities are in the exploration and feasibility stage, there is no legal or contractual obligation for reclamation or remediation of our mines or mining interests. As a result, the adoption of SFAS No. 143 does not currently have a material impact on our financial position, results of operations or cash flows.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of December 31, 2007, 2006 and 2005.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes” (“SFAS 109”). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note E to the consolidated financial statements.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The total deferred tax asset is 37% of the cumulative net operating loss.

Net deferred tax assets consists of the following components as of December 31, 2007, 2006 and 2005

	2007	2006	2005
Net operating loss carryover	$96,599	$9,932	$29,456
Valuation account	(96,599)	(9,932)	(29,456)
Net Deferred Tax Asset	$0	$0	$0

At December 31, 2007, the Company had net operating carry forwards of $509,824 for federal income tax purposes and $540,887 for state income tax purposes that may be offset against future taxable income from years 2008 through 2026. No tax benefit has been reported in the December 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

There were minimal interest payments during for the years 2007, 2006 and 2005. “Non-cash" investing and financing transactions during the reported periods related primarily to the issuance of common stock in exchange for legal and other professional services and for mineral interests, as disclosed in Note C and Note F and stock issued to a related party for cancellation of indebtedness, as disclosed in Note G.

Certain Equity Instruments

In June 2003, the FASB approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and  Equity" (“ SFAS No. 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. At December 31, 2007, the Company is not impacted by this requirement.

Comprehensive Income

Standards of Financial Accounting Standards No. 130 (“SFAS 130”), "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the years ended December 31, 2007, 2006 and 2005, the Company did not have any material items of comprehensive income.

Derivative Instruments

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for the years ended December 31, 2007, 2006 and 2005.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R "Share-Based Payment," a revision to FASB No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS No.123R is effective for interim periods beginning after December 15, 2005.

Non-Monetary Exchanges

In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB No. Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date that this Statement was issued. The exchange of the Company’s common stock for a 98% interest in Metales Preciosos Atlas, S.A. de C.V. is covered under Note C.

Note C – Property, Plant and Equipment

Property, plant and equipment, exclusive of mineral interests, which are reported under Note J - Exploration Costs, as required by Industry Guide 7, are comprised of the following:

	At December 31
	2007	2006	2005

Capitalized mining equipment and vehicles consists of the following:
Leasehold Improvements	$0	$0	$26,715
Machinery and equipment	0	0	277,498
Office equipment and computers	5,543	5,543	90,037
Vehicles	1,125	1,125	0
Less: accumulated depreciation	(5,981)	(5,606)	(394,250)
Less: accumulated impairment	0	0	0
Net Total	$687	$1,062	$0

Note D - Loans and Notes Payable

Debt obligations outstanding at December 31, 2007, 2006 and 2005 are as follows:

	At December 31
	2007	2006	2005

Loans payable to shareholder, unsecured with interest at 10% per annum, payable on demand	$0	$168,093	$102,613

Total Loans and Notes	$0	$168,093	$102,613
Less: Current maturities	0	0	0
Non-Current maturities	$0	$168,093	$102,613

As of December 31, 2007, the Company did not have any long-term obligations. On June 30, 2007, the Company agreed to a resolution to cancel its indebtedness to a shareholder in exchange for shares of the Company’s common stock. Refer to Note G – Related Party Transactions.

Note E - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2006, 2005 and prior years as follows:

Net Operating Loss carry-forward to FYE 12/31/99	$171,725
Net Operating Income - Year 2000 (Applied)	(63,853)
Net Operating Loss carry-forward to Year 2001	107,872
Net Operating Loss - Year 2001	179,246
Net Operating Loss carry-forward to Year 2002	287,118
Net Operating Loss - Year 2002	25,497
Net Operating Loss carry-forward to Year 2003	312,615
Net Operating Income - Year 2003 (Applied)	(172,247)
Net Operating Loss carry-forward to Year 2004	140,368
Net Operating Income - Year 2004	(37,634)
Net Operating Loss carry-forward to Year 2005	102,734
Net Operating Loss - Year 2005	3,774
Net Operating Loss carry-forward to Year 2006	106,508
Net Operating Income - Year 2006 (Applied) – As amended	(71,303)
Net Operating Loss carry-forward to Year 2007	35,205
Net Operating Loss - Year 2007	224,763
Net Operating Loss carry-forward to Year 2008	$259,968

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

As of December 31, 2007, the Company recorded a deferred tax benefit of $96,599, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. No permanent or temporary timing differences between book and tax income have occurred through December 31, 2007.

Note F – Shareholders’ Equity

The Company was incorporated on September 4, 1992 with the initial issuance of 1,000 shares of common stock at a par value of $1.00 per share. On June, 2006 the Board of Directors adopted a new business strategy to change its emphasis from providing engineering services to conducting mine exploration and development. As a result, the Board of Directors amended its Articles of Incorporation to authorize 500,000,000 shares of common stock, at a par value of $0.0001 to allow for equity financing. Additionally, the Board of Directors passed a resolution to effectuate a stock split of 12,000 to 1. On July 24, 2006, the shareholders of record (3) were given their new share distribution of 4,000,000 shares each.

Subsequently, additional shares of common stock were issued in exchange for services (1,600,000), in exchange for land (30,000) and in exchange for 98% interest in the holdings of Metales Preciosos Atlas, S.A. de C.V., a Mexican subsidiary (300,000 shares). During 2007, the Company conducted a private placement with an additional 260,000 shares of common stock issued at $0.50 per share to various individuals for cash and also issued 336,186 shares, at $0.50 per share, to cancel Company indebtedness, as explained in Note G.

At December 31, 2007, the Company had authorized 500,000,000 shares of common stock and 14,526,186 shares had been issued and are outstanding.

Note G - Related Party Transactions

Shareholder loans amounting to $245,508 were made to the Company starting from December, 1998, with repayments of $96,317 through June 30, 2007 when the Company adopted a resolution to cancel the indebtedness on the principal part of the note in exchange for the issuance of common stock to the shareholder/officer. On the date of conversion, accrued interest of $72,252 at the rate of ten (10%) per annum, had accrued. A recapitulation of the loan activity follows:

Loans to Company	$245,508
Repayments	(77,415)
Loan Balance at June 30, 2007	$168,093

Accrued Interest @June 30, 2007	$72,252

Included in the loan balance was the purchase of the Box Elder, Utah mineral properties made by the shareholder/officer from personal funds on behalf of International Silver, Inc. Part of the negotiated settlement with the buyer was the issuance of the shareholder’s shares in the common stock of Atlas Precious Metals Inc., a related company.

Note H - Litigation

At December 31, 2007 there were no outstanding legal issues.

Note I - Office Leases

There are no outstanding lease obligations as of December 31, 2007. The Company rents its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion based on percentage of floor space occupied. The foreign exploration office located in Hermosillo, Sonora, Mexico has no lease and is rented on a month-to-month basis at $500 per month. Rental expense for all administrative offices for the years 2007, 2006 and 2005 has amounted to $85,785.

Note J - Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by Industry Guide 7. Exploration costs incurred since inception are comprised of the following:

	Year
	2007	2006	2005
Mineral Interests
Tecoma property - Utah	$0	$90,000	$0
El Cumbro property – Mexico	0	14,260	0
El Cusito property - Mexico	0	15,000	0
Canada de Oro property - Mexico	0	15,000	0
La Moneda property - Mexico	0	10,000	0
Langtry property - California (option)	10,000	0	0
Calico District - California (claims)	12,770	0	0
Sub-total - mineral interests acquired	$22,770	$144,260	$0
General exploration costs	132	14,811	0

Total exploration costs	$22,902	$159,071	$0

Mineral interests, acquired in year 2006 for the amount of $144,260, represented approximately 70 acres of mineralized property in the State of Utah, including the acquisition of a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican subsidiary, which has an “undivided interest” in three mining properties (claims) and also a 98% “undivided interest” in a gold exploration property (La Moneda).

On September 11, 2007, the Company entered into an agreement for the purchase of the Langtry Silver-Barite property located in the Calico Mining District in county of San Bernardino, California for $ 8.0 million by placing an earnest deposit of $10,000 in escrow. In addition, on September 13, 2007, the Company identified a large block of open ground adjacent to the Langtry property, which includes the Leviathan property, the Silverado property and the Silver Bow property and immediately proceeded to stake and file on this ground. The Company staked and filed a total of 25 lode-mining claims in the Calico District, adjacent to the Langtry property. These claims and purchase option payment amounted to an additional $22,770.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

ITEM 9A(T). CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2007 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-K for the year ended December 31, 2007.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 9B. Other Information

None

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Our Board of Directors and our executive officers consist of the persons named in the table below. Directors are elected at our annual meeting of Shareholders. Vacancies on our Board of Directors may only be filled by the majority vote of the remaining Directors. Each director shall hold office until the next annual meeting of Shareholders and until his successor has been elected. Our bylaws provide that we have at least one director.

The table below sets forth our corporate officers and directors:

Name of Service	Age	Position	Term as Director	Period as Director
Harold Roy Shipes	65	President/CEO/Chairman/Director	One year	9/92 to Present
Herbert E. Dunham	64	Director	One year	6/06 to Present
Michael S. Harrington	70	Director	One year	9/07 to Present
John A. McKinney	47	Chief Financial Officer/Executive Vice President
Matthew J. Lang	28	Vice President/Corporate Secretary

Mr. Harold Roy Shipes, Chairman/President/Chief Executive Officer. Mr. Shipes has been our President/Chief Executive Officer since April 13, 1999, and our co-founder and Chairman of the Board since 1992. From 1992 until September 2006, Mr. Shipes provided us with engineering services, specializing in mining related engineering projects. Including his affiliation with us, Mr. Shipes has over 35 years experience in the mining industry in senior management positions with companies around the world and has worked extensively in copper, zinc and precious metals, as well as engineering, construction and project development, as follows:

a)
In 2004, Mr. Shipes became President and Chief Executive Officer of Atlas Minerals, Inc., now known as Atlas Corporation, an SEC reporting company that is currently delinquent in its reporting obligations, but will attempt to become current in its SEC reporting by June 2008.

b)
Mr. Shipes founded American International Trading Company in 1996 and has been its Chairman and Chief Executive Officer from 1996 to present. American International Trading Company is a privately held mining company based in Tucson, Arizona, that is engaged in exploration and development of tin mines in Bolivia.

c)
Mr. Shipes co-founded Western Gold Resources in 1994, which merged with Atlas Precious Metals, Inc. in 2004. Mr. Shipes continues as Chairman and Chief Executive Officer of Atlas Precious Metals, Inc., a Tucson, Arizona private based mining company that has several gold exploration properties in Sonora, Mexico, and projects in Bolivia, including a Joint Venture on the Karachipampa Lead Smelter in Potosi, Bolivia, and zinc, lead and silver exploration properties.

d)
In 1988, Mr. Shipes founded Arimetco International, Inc., a Toronto Stock Exchange listed company from 1988 to 1996 based in Tucson, Arizona, which was a copper mining company with operations in Arizona and Nevada. Mr. Shipes was President and Chief Executive Officer of Arimetco International, Inc. from 1988 until 1999.

e)
From November 1992 to October 1994, Mr. Shipes served as Chairman of Breakwater Resources, a zinc mining company located in Toronto Canada that was listed on the Toronto Stock Exchange at the time and continues to have such listing.

f)
From January 1993 to December 1995, Mr. Shipes served as a Director of Transoceanic Trading Company, a Barbados based metals trading company. In 1986, Mr. Shipes founded American Pacific Mining and acquired the El Mochito Mine, a zinc, lead and silver mine in Honduras.

g)
From 1984 to 1988, Mr. Shipes was the President and Chief Executive Officer of American Pacific Mining, a then listed Toronto Stock Exchange that engaged in mining activities in Honduras, Central America, and Arizona. The El Mochito Mine produced zinc and lead-silver concentrates that were shipped around the world for smelting; and the Johnson Camp Mine produced cathode copper that was consumed in the United States.

h)	Mr. Shipes was General Manager and Chief Executive Officer of Ok Tedi Mining Limited, a copper and gold mining company in Papua, New Guinea, from 1984 to 1986.
i)
From 1975 to 1983, Mr. Shipes was the Vice President and General Manager of the copper producing company, Southern Peru Copper Company, and from 1981 to 1983, as Vice President and General Manager of Southern Peru Copper Company.

In 1967, Mr. Shipes received a Bachelor of Science Degree in Biochemistry from the University of Arizona. In 1977, he completed postgraduate studies in Mining and Metallurgical Engineering at the University of Arizona and received a Bachelor of Science Degree in Biochemistry and Mining Metallurgical Engineering.

Mr. John A. McKinney, Executive Vice President and Chief Financial Officer. Mr. McKinney has been our Executive Vice President/Chief Financial Officer since June 16, 2006. From September 4, 1992 to December 31, 2001, Mr. McKinney was our Corporate Secretary. Including his affiliation with us, Mr. McKinney, has performed in senior management positions in the mining industry for approximately 18 years, as follows:

a)	In 1992, Mr. McKinney co-founded us when we were an engineering company specializing in mining related engineering projects.
b)	Since May 1994, Mr. McKinney has been a Director of American International Trading Company, a Tucson, Arizona based company that engaged in the business of mining exploration in Bolivia.
c)
In 1994, Mr. McKinney co-founded Western Gold Resources that merged with Atlas Precious Metals, Inc., a Tucson, Arizona based private mining company that has gold exploration properties in Sonora, Mexico, a Joint Venture on the Karachipampa Lead Smelter in Potosi, Bolivia lead smelter, and zinc, lead and silver exploration properties in Bolivia. Mr. McKinney has been Executive Vice President and Chief Financial Officer of Atlas Precious Metals Inc. since May 1994.

d)
From 1992 to 1995, Mr. McKinney served as a Director of Breakwater Resources, a Toronto Stock Exchange listed zinc mining company; during the same time period, he served on the management committee of Transoceanic Trading Company, a Barbados metals trading company that was a subsidiary of Breakwater Resources.

e)
Mr. McKinney served in the following positions with Arimetco International, Inc., a then Toronto Stock Exchange listed company based in Tucson, Arizona, which was a copper mining company with operations in Arizona and Nevada: (a) from 1989 to 1991, as the Director of Purchasing; (b) from 1991 to 1994, as the Vice President of Corporate Administration; (c) from 1994 to 1999, as Executive Vice President; and (d) from 1997 to 1999, as Chief Financial Officer.

f)
From 1989 to 1992, he was President/Director of Arisur, Inc., a Grand Cayman private company that owned the Andacaba Silver and Zinc mine in Bolivia and was a wholly owned subsidiary of Arimetco International, Inc.

In addition to the above mining related positions, in 1999, Mr. McKinney founded and became Chairman and President of Western Manufacturing Inc., a Phoenix, Arizona manufacturer, wholesaler and retailer of plantation shutters, until 2005, at which time all of the assets of Western Manufacturing Inc. were sold.

In 1984, Mr. McKinney received a Bachelor of Science Degree in Business Administration from the University of Arizona.

Mr. Matthew J. Lang, Vice President Administration and Corporate Secretary. Mr. Lang has been our Vice President of Administration and Corporate Secretary since June 16, 2006 and manages our general administration, including corporate administrative maintenance and reporting, coordinates shareholder meetings, director meetings and manages shareholder relations.. From approximately January 2003 and continuing to date, Mr. Lang also has acted as our General Logistics Manager and directed our administration and logistics management and coordinated the flow of materials required by on-going operations, from purchasing through delivery. Since May 2006, Mr. Lang has been the Vice President of Administration and Corporate Secretary for Atlas Precious Metals, Inc., a Tucson, Arizona based mining company that has several gold exploration properties in Sonora, Mexico, zinc, lead, and silver exploration properties in Bolivia, and a joint venture of the Karachipampa Lead Smelter in Potosi, Bolivia. From January 2002 to January 2003, Mr. Lang was the Operations Manager of the White Cliffs Diatomite Mine for Atlas Minerals, Inc., now known as Atlas Corporation, an industrial minerals company currently based in Tucson, Arizona that is an SEC reporting company, but delinquent in its reporting obligations. . From February 1999 to June 2002, he was General Purchasing and Sales Manager for Tucson, Arizona based Mining and Construction Suppliers Inc., a company that supplies tooling products to other businesses in the field of repair, construction, and mining.

Mr. Herbert Eugene Dunham, Director. Mr. Dunham has been our Director since June 16, 2006. From May 2003 to present, Mr. Dunham has been the owner of Dunham Mining Consultants, a sole proprietorship, located in Tucson, Arizona, that provides consulting services to the natural resource industry. Mr. Dunham was a Director of Golden Eagle International, Inc., an SEC reporting company, from May 9, 2006 to September 21, 2006, its Chief Operating Officer from July 27, 2006 to September 21, 2006, and an Interim Chief Financial Officer from August 15, 2006 to September 21, 2006.

From June 1997 to May 2003, Mr. Dunham was the Chairman/Chief Executive Officer of Affiliated Companies, a consortium of five companies conducting diversified energy and mining related business, including mining, oil and gas, power and utilities, and telecommunications.

Mr. Dunham has an additional 29 years in senior management positions in the mining industry, as follows:

a)
From June 1994 to June 1997, Mr. Dunham was the Chief Executive Officer/Director of Suramco, Inc., which managed diversified business enterprises, acquisitions, joint ventures, and expansions, including acquiring and operating five mining properties in the United States, Canada, and South America

b)
From 1988 to 1994, Mr. Dunham was the Chief Executive Officer of New Mexico operations for Phelps Dodge Corporation and a Director of an affiliated acquired company, Chino Mines Company, where he provided leadership in corporate planning, finance, technical areas and general operations, including the mining sector.

c)
From 1972 to 1988, Mr. Dunham was the Chief Executive Officer of Phelps Dodge Morenci, Inc., Chairman of Morenci Mining, Inc., and a Director of Morenci Water and Electric, all of which were associated with Phelps Dodge Corporation. During this period, Mr. Dunham directed and managed mining properties in Arizona, New Mexico, and Chile.

d)	From 1968 to 1972, Mr. Dunham was the Mining, Exploration, and Finance Manager of Rio Tinto, Plc, a natural resources and mining company conducting business in England, Spain, Australia, and Canada.

Mr. Dunham received the following degrees from Michigan Technological University located in Houghton, Michigan: (a) in 1968, a Bachelor of Science Degree in Mining Engineering; and (b) in 1970, a Bachelor of Science Degree in Geological Engineering.  In 1972, Mr. Dunham received a Masters of Business Administration from the University of Pennsylvania’s Wharton Business School.

Michael Harrington, Director. Mr. Harrington has been our Director since October 23, 2007. In 1998, Mr. Harrington went into semi-retirement. Since that time, he has held the following Director positions:

a)
From April 1998 to the present, he has served as a Director and since January 2006 he has served as a Director and Vice-Chairman the Board of Directors of KWC Resources,  a Montreal, Canada based company. KWC Resources is a publicly traded company listed on the Toronto Stock Exchange. KWC Resources is a Diamonds and Base Metals exploration company with a focus in northern Canada.

b)
From January 2006 to the present he has served as a Director of the Board of Directors of SGV Resources Inc, a Nevada corporation based in Reno, Nevada. SGV Resources is in the business of exploration and mine development with a primary focus in Arizona and Nevada. SGV Resources is a wholly owned subsidiary of St. Genevieve Resources Ltd. Located in Montreal, Canada and which is a publicly held Canadian company traded on the CNQ Stock Exchange.

c)
From April 2007 to the present, he has served as a Director of the Board of Directors of Cadillac Ventures Inc. Cadillac Ventures is an exploration company headquartered in Toronto, Canada. Its primary focus is in Gold and Tungsten exploration in eastern Canada. Cadillac Ventures is a publicly held Canadian company traded on the CNQ Stock Exchange.

From May of 1994 to June of 1998, Mr. Harrington worked as a private consultant and technical advisor to international mining companies seeking to invest in gold and silver mining companies in Russia, including Asarco, Pan American Silver Company, Kinross Gold Corporation, Armada Gold Corporation and Gippsland Resources Inc.

From 1979 to 1994, Mr. Harrington served in the following positions with Cyprus Minerals Company, previously known as Amoco Minerals Company, a subsidiary of Amoco Oil Company, a publicly held company located in Englewood, Colorado, whose shares were traded on the New York Stock Exchange: (a) from 1979 to 1989 as Vice President of Coal Development; (b) from 1982 to 1989 as Vice-President of Coal Sales and Marketing; and (c) positions held concurrently, from 1989 to 1990 as Vice President of General Corporate Development, and from January 1990 to December 1991 as Vice President of North Shore Mining Company, a Taconite pellet producer wholly owned by Cyprus Minerals Company; and (d) . from January 1992 to June 2004 as Vice President of General Corporate Development. In connection with these  positions, Mr. Harrington was: (a) lead negotiator for approximately 10 acquisitions made by Cyprus Minerals Company; (b) responsible for the successful restart of North Shore Mining Company in Silver Bay Minnesota which had been idled under bankruptcy proceedings for 5 years; (c)Lead negotiator in the disposition of various assets, including gold and industrial mineral properties; (d) lead negotiator for long term coal sales contracts; (d) President of Omolon Gold Mining Company where he managed the negotiations for Cyprus’s investment and start up of the Kubaka Gold mining operation in Russia, and worked with OPIC and the EBRD, where he negotiated the first gold export agreement for the private exportation of gold from Russia.

Other positions held by Mr. Harrington include the following; (a) From 1971 to 1979 as Vice President of Finance of Atlantic, Gulf and Pacific Company, a privately held New York City based company in the business of  marine construction; (b) from 1974 to 1979 as President of  Atlantic, Gulf and Pacific companies coal mining subsidiary (AGP Coal Company); (c) From 1969 to 1971, as founder and Vice  President of privately held South Hopkins Coal Company located in Madisonville, Kentucky; (d) From 1962 to 1969, he served as Controller of  Handley Mills Corporation, a privately held textile company based in New York City; and (d) From 1958 to 1960, he worked as a Senior Auditor for Peat Marwick Mitchell and Co. in their New York City office.

Mr. Harrington received a Bachelor of Arts degree in Accounting from Iona College in 1956

Other Significant Persons

Harrison Matson, Consulting Geologist - Mr. Matson has been our Consulting Geologist since September 2007. From January 2001 to present, Mr. Matson has been the President and General Manager of Western Range Services, a private company based in Tucson, Arizona that conducts business in geotechnical engineering services;

Mr. Matson has an additional approximately 21 years of mining experience, including:

a)
From August 1998 to December 2001, he served as Technical Engineering Manager of Equatorial Mining North America, Inc., a copper mining company based in Sydney Australia with operations in Arizona, Nevada, and Chile;

b)
From July 1989 to August 1988, as Chief Geologist of Arimetico, Inc., a then Toronto Stock Exchange listed company based in Tucson, Arizona, which was a copper mining company with operations in Arizona and Nevada;

c)	From November 1987 to July 1989, a Mining Engineer for the State of Arizona Department of Mines and Mineral Resources in Tucson, Arizona; and
d)	From January 1979 to November 1987, as exploration geologist for several companies, including Exploration, Ltd., Meridian Minerals, Inc., Gulf Resources, and Chemical Co.

In 1977, Mr. Matson received a Bachelor of Science Degree in Geology from the University of Arizona and completed his graduate studies in Geological Engineering in 1986 from the same university. Since 1987, Mr. Matson has been a registered Professional Geologist in the State of Arizona.

Family Relationships

Our officers and directors are related to one another. Matthew J. Lang, our Vice President of Administration/Secretary, and John A. McKinney, our Executive Vice-President/Chief Financial Officer, are the sons-in-law of H. Roy Shipes, our Chief Executive Officer/Chairman of the Board. Apart from that relationship, there are no family relationships between or among any of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person in which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

None of our officers, directors, or persons nominated for such position, has been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

•	involvement in any bankruptcy;
•	involvement in any conviction in a criminal proceeding;
•	being subject to a pending criminal proceeding;
•
being subject to any order or judgment, decree permanently or temporarily enjoining barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Not applicable. We do not have a class of equity securities registered under Section 12 of the Exchange Act.

Code of Ethics
We have not yet adopted a Code of Ethics

Corporate Governance:

a. Director Independence
Our common stock is quoted on the OTC Bulletin Board; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-B, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A)(2) (2007). Under this definition, none of our directors are independent, because our Board of Directors cannot affirmatively determine that any of our directors do not have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director.

b. Committees
We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation.  We have not yet adopted an audit, compensation, or nominating committees because we have not sufficiently developed our operations and have generated no revenues since we changed our business model to exploration activities. Additionally, we do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

c. Shareholder Communications
Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure.

d. Board of Director Meetings.
During fiscal year 2007, we had four Board of Directors meetings that were held on the following dates: (a) January 10, 2007; (b) March 29, 2007; (c) June 30, 2007; and (d) September 6, 2007. We only had two directors at the time, H. Roy Shipes, and Herbert E. Dunham, both of whom attended each meeting. We request that all of our Directors attend our Board of Director meetings, however, we have no formal policy regarding their attendance.

e. Annual Shareholder Meetings
On June 30, 2007, we had our 2006 Annual Meeting of Shareholders. All of our directors at the time, Messrs. Dunham and Shipes attended the meeting. We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance.

Item 11 Executive Compensation

The following table sets forth the total compensation currently being paid by us for services rendered by our executive Officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts($)	All Other Compensation ($)
H. Roy Shipes	2006	0	0	0	0	0	0	0
President and Chief Executive Officer	2007	0	0	0	0		0	0
John A. McKinney	2006	0	0	0	0	0	0	0
Executive Vice President and Chief Financial Officer	2007	0	0	0	0	0	0	0
Matthew J. Lang	2006	0	0	0	0	0	0	0
Vice President, Secretary	2007	0	0	0	0	0	0	0

Employment Agreements, Termination of Employment and Change-in-Control Arrangement

There are no employment agreements between any member of our management and us. There are no changes of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.

Management Compensation
Our management has received no compensation since inception and we have no agreements in place to pay any compensation to management, although we may enter into such agreements in the future.

Board Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Herbert E Dunham	2006	0	0	$4,000	0	0	0	0	$4,000
Michael Harrington	2007	0	0	$4,000	0	0	0	0	$4,000

Herbert E Dunham and Michael Harrington, our Directors, have each received 100,000 shares of our common stock for their services as a Director. The shares were issued to Directors Dunham and Harrington on October 21 2006 and October 23, 2007, respectively and each share was valued at $0.04 per share, for an aggregate value to each director of $4,000

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this Form 10-K, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown

NAME AND ADDRESS	TITLE	CLASS OF SECURITIES	TOTAL SHARES OWNED	PERCENTAGE

Harold Roy Shipes and his wife, Eileen Shipes* 11251 E. Camino Del Sahuaro Tucson, AZ 85749	Chief Executive Officer/Chairman of the Board	Common	4,021,186	27.7%

John McKinney and his wife, Lynette McKinney** 12509 E. Jeffers Place Tucson, AZ 85749	Executive Vice President/Chief Financial Officer	Common	4,000,000	27.5%

Matthew Lang and his wife, Danielle Lang** 9526 E. Corte Puente Del Sol Tucson, AZ 85748	Vice President /Secretary	Common	4,050,000	27.9%

Herbert E. Dunham 6555 E. Via Cavalier Tucson, AZ 85715-4732	Director	Common	92,000	0.6%

Michael Harrington 14190 E. Caly Avenue Aurora, CO 80016	Director	Common	100,000	0.7%

TOTAL			12,263,093	84.4%
* Shares held as community property.
** Shares held as joint tenants in the entirety.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 14,526,186 shares of common stock outstanding as of the date of this registration statement.

Item 13 Certain Relationships and Related Transactions

Our founders, who are also considered “promoters” under the Securities Act are: (a) Harold Roy Shipes, our Chief Executive Officer/Chairman of the Board; (b) John McKinney, our Executive Vice President/Chief Financial Officer; and (c) Matt J. Lang, our Vice President of Administration/Secretary. The information set forth below describes transactions with Messrs Shipes, McKinney, and Lang in connection with Messrs. Shipes, McKinney, and Lang, each being issued 4,000,000 shares of our common stock on September 13, 2006. These issuances were the result of the following:

a.	Prior to January 1, 1994, Arimetco International, Inc. owned 100% of our issued and outstanding shares of common;
b.
On or about January 1, 1994, Mr. Shipes and his wife, Eileen Shipes, purchased 800 shares of our common stock from Arimetco International, Inc. which represented 80% of our then issued and outstanding shares, for an aggregate purchase price of $200,000;

c.	On or about January 1, 1994, Mr. McKinney, purchased 200 shares of our common stock from Arimetco International, Inc. for $50,000, which represented 20% ;
d.
On or about July 13, 2006, of his 800 shares of our common stock, Mr. Shipes sold : (i) 333 shares to Matt Lang, our Vice President of Administration/Corporate Secretary, and his wife Danielle Lang, for an aggregate purchase price of $333 or $1.00 per share; and (ii) 133 of his shares to Mr. McKinney and his wife, Lynette McKinney, for an aggregate purchase price of $133 or $1.00 per share.

As a result of the transactions described in a - d, as of July 13, 2006, Mr. Shipes and his wife owned 334 shares of our common stock, and Messrs. McKinney, and Lang each had 333 shares of our common stock. On July 14, 2006, we increased our authorized shares to 500,000,000 and thereafter on the same day we forward split our issued and outstanding shares at a ratio of 12,000 to 1. This 12,000 to 1 split resulted in Mr. and Mrs. Shipes, Mr. and Mrs. Lang, and Mr. and Mrs. McKinney each jointly own 4,000,000 shares of our common stock.

On October 21, 2006, we issued 300,000 shares of our common stock to our affiliate, Atlas Precious Metals, Inc., for our acquisition of 98% of Preciosos S.A. de C.V, a Mexico incorporated entity, which is now our 98% owned subsidiary. Our Chief Executive Officer, Mr. Shipes, owns the remaining 2%.

Indebtedness to our Chief Executive Officer , Roy Shipes
From December 1998 to June 30, 2007, our Chief Executive Officer, Roy Shipes, loaned us an aggregate of $168,093. These loans, which are unsecured, bear interest at a rate of ten (10%) percent per year, On June 30, 2007, we issued 336,186 shares of our common stock to Mr. Shipes, in satisfaction of $168,093 of loans that he extended to us. Accrued interest due to Mr. Shipes as of December 31, 2007 was $72,252 . After our 2007 year end, Mr. Shipes loaned us $90,000 to make the $90,000 extension payment on the Langtry property. As of the date of this Form 10-K, we now owe Mr. Shipes $162,252.

Stock Issuances to Directors
Our Directors, Herbert E. Dunham and Michael Harrington each received 100,000 shares of our common stock on October 21, 2006 and October 23, 2007, respectively, for their services as our Directors. Each share was valued at $0.04 per share, for an aggregate value to each director of $4,000.

Apart from the above transactions, none of the following parties has, since our date of incorporation, had any other material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Our promoters, or
•	Any member of the immediate family of any of the foregoing persons.

Item 14 Principal Accountant Fees and Services

Principal Accountant Fees and Services

AUDIT FEES

We paid our principal independent accountants, Moore and Associates, Chartered, $8,000 of audit fees for the audit of our financial statements ending December 31, 2006 and 2007.

TAX FEES

No such fees were paid to Moore & Associates at any time.

ALL OTHER FEES

No such fees were paid to Moore & Associates at any time.

PART IV

Item 15 Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 3(i): September 4, 1992 Articles of Incorporation*
Exhibit 3(i)(a): October 8, 1992 Amendment to Articles of Incorporation (Name change to Western States Engineering and Construction; change of par value to $1.00 per share)*
Exhibit 3(i)(b): September 11, 1995 Amendment to Articles of Incorporation (Name change to Western States Engineering, Inc.*
Exhibit 3(i)(c): June 20, 2006 Amendment to Articles of Incorporation (Name change to International Silver, Inc.*
Exhibit 3(i)(d): July 24, 2006 Amendment to Articles of Incorporation (Increase of authorized shares to 500,000,000 shares and change of par value to $0.0001.*
Exhibit 3(ii): Amended Bylaws*
Exhibit 5: Legal Opinion of Hamilton & Lehrer, P.A.*
Exhibit 10. 1: June 26, 2006 Agreement between Billy J. Burns and International Silver, Inc.*
Exhibit 10. 2: August 31, 2006 Agreement with Billy J. Burns and International Silver, Inc. *
Exhibit 10. 3: September 7, 2007 Vacant Land Purchase Agreement between Bruce D. and Elizabeth K. Strachan and International Silver, Inc. (the Langtree Property Acquisition Agreement)*
Exhibit 21.3: Subsidiary of International Silver, Inc.*
Exhibit 23(a): Consent of Moore & Associates, Chartered, Accountants and Advisors dated April 9, 2008
Exhibit 31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 32.1 Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
Exhibit 32.1 Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*Incorporated by reference to S-1 Registration Statement filed with the Securities and Exchange Commission on February 22, 2008 and declared effective by the Securities and Exchange Commission on March 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Dated: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	April 14, 2008
Harold R. Shipes	Principal Executive Officer Chief Executive Officer

/s/Herbert E Dunham	Director	April 14, 2008
Herbert E Dunham

/s/ Michael Harrington	Director	April 14, 2008
Michael Harrington

/s/John A. McKinney	Chief Financial Officer	April 14, 2008
John A. McKinney	Principal Accounting Officer Executive Vice President

/s/ Matt J. Lang	Secretary/Vice President of Administration	April 14, 2008
Matt J. Lang

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Inapplicable. We have not provided an annual report to our security holders and we have never filed a Proxy Statement.