Form 10-Q
period 2008-03-31
INTERNATIONAL SILVER INC
filed 2008-05-15
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 0001419482

INTERNATIONAL SILVER, INC.
(Exact name of registrant as specified in its charter)

ARIZONA	86-0715596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8040 South Kolb Road, Tucson, Arizona	85706
(Address of principal executive offices)	(Zip Code)

(520) 889-2040
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer  ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2008

Common Stock, $0.0001 Par Value	14,526,186

Exhibit Index located at page 25

TABLE OF CONTENTS

Part 1 - FINANCIAL INFORMATION
Page
Item 1 - FINANCIAL STATEMENTS	2-13

Consolidated Financial Statements:
Balance Sheets	3-4
Statement of Operations	5
Statement of Cash Flows	6
Statement of Shareholders’ Equity	7
Notes To The Financial Statements	8-13

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS	14-19

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4T - CONTROLS AND PROCEDURES	20

Part II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	21

Item 1A - RISK FACTORS	21-23

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3 - DEFAULTS UPON SENIOR SECURITIES	24

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

Item 5 - OTHER INFORMATION	24

Item 6 - EXHIBITS	24

CERTIFICATIONS 31.1 & 31.2	26-28

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

International Silver , Inc.
(An Exploration Stage Enterprise)

Consolidated Financial Statements

For The Three Months Ended March 31, 2008
(Unaudited)

and

For the Year Ended December 31, 2007
(Audited)

Prepared on April 20, 2008

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	At March 31	At December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$27,183	$51,283
Accounts receivable, net	171,941	87,551
Prepaid expenses	752	1,012
Total Current Assets	$199,876	$139,846

PROPERTY AND EQUIPMENT - Note C
Machinery & equipment	$0	$0
Furniture & fixtures	5,543	5,543
Vehicles	1,125	1,125
	$6,668	$6,668
Less accumulated depreciation	(6,074)	(5,981)
Total Property, Plant and Equipment	$594	$687

OTHER ASSETS
Deposits	$6,335	$6,335
Total Other Assets	$6,335	$6,335

TOTAL ASSETS	$206,805	$146,868

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Comparative Balance Sheets

	At March 31	At December 31
	2008	2007
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$17,956	$18,512
Accrued expenses	76,974	104,338
Total Current Liabilities	$94,930	$122,850

LONG-TERM LIABILITIES
Notes payable - Note D	$90,000	$0
TOTAL LIABILITIES	$184,930	$122,850

SHAREHOLDERS’ EQUITY -Note F
Non-Controlling Interest	$(2,756)	$(2,562)
Common stock authorized shares 500,000,000; par value $0.0001 per share issued & o/s - 03/31/08 14,526,186	1,452	1,452
Additional paid-in capital	692,048	692,048
Accumulated (Deficit) during Exploration Stage	(668,869)	(666,920)
Total Shareholders’ Equity	$21,875	$24,018

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$206,805	$146,868

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

				Exploration Stage
	Three Months Ended			( Inception to
	March 31			Current Quarter)
	2008		2007	March 31, 2008
	(Unaudited)		(Unaudited)	(Unaudited)
REVENUES
Consulting		$117,101	$0	$117,101
Other		0	0	7,128
Total Revenues		$117,101	$0	$124,229

OPERATING EXPENSES
Production costs		$0	$0	$0
Exploration costs		88,365	16,113	270,338
General and administration		29,852	17,323	336,489
Depreciation and depletion		250	0	438
Remeasurement loss		50	0	50
Total operating expenses		$118,517	$33,436	$607,315

OPERATING /INCOME(LOSS)		$(1,416)	$(33,436)	$ (483,086)

OTHER INCOME (EXPENSE)
Interest expense		$(727)	$(85)	$(15,367)
Total other income/
(expense)		$(727)	$(85)	$(15,367)

Net Income/(Loss) - 100%		$(2,143)	$(33,521)	$ (498,453)

Less: Non-Controlling Interest		$194	$322	$2,756
Net Income/(Loss)		$(1,949)	$ (33,199)	$ (495,697)

ACCUMULATED (DEFICIT)
Beginning of Period	$	(666,920)	$(429,696)

End of Period	$	(668,869)	$(462,895)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE		$(.000)	$(0.002)

WEIGHTED AVERAGE SHARES OUTSTANDING		14,526,186	13,430,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

				Exploration Stage
	Three Months Ended			( Inception to
	March 31			Current Quarter)
	2008	2007		March 31, 2008
	(Unaudited)	(Unaudited)		(Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(1,949)	$	(33,199)	$ (495,697)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	(194)		(322)	(2,756)
Depreciation and depletion	93		0	281
Issuance of common stock
In exchange for services	0		0	101,500
In exchange for exploration costs	0		0	55,385
Changes in operating assets and liabilities
Decrease/(Incr.) in accounts receivable	(84,390)		21,504	73,732
Decrease/(Incr.) in prepaid expenses	261		0	1,273
(Decrease)/Incr. in accrued expenses	(27,365)		0	20,847
(Decrease)/Incr. in accounts payable	(556)		350	(15,324)
Net cash flows (used by) operating activities	$ (114,100)	$	(11,667)	$(260,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	$0		$0	$(6,668)
Net cash flows from investing activities	$0		$0	$(6,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock issuance	$0		$0	$110,000
Borrowings from related parties	90,000		10,422	152,980
Net cash flows provided by financing activities	$90,000		$10,422	$262,980

NET (DECREASE) IN CASH	$(24,100)		$(1,245)	$(4,447)

CASH - BEGINNING OF PERIOD	$51,283		$2,042	$31,630

CASH - END OF PERIOD	$27,183		$797	$27,183

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accum.
	Shares	Amount	Capital	(Deficit)		Total

Quarter Ended March 31, 2007

Balance at December 31, 2006	13,430,000	$1,343	$422,564	$	(429,670)	$(5,763)

Net Income/(Loss):
Parent Co.					(33,199)	(33,199)
Non-controlling Interest					(322)	(322)

Balance at March 31, 2007	13,430,000	$1,343	$422,564	$	(463,191)	$(39,284)

Quarter Ended March 31, 2008

Balance at December 31, 2007	14,526,186	$1,452	$692,048	$	(669,482)	$24,018

Net Income/(Loss):
Parent Co.					(1,949)	(1,949)
Non-controlling Interest					(194)	(194)

Balance at March 31, 2008	14,526,186	$1,452	$692,048	$	(671,625)	$21,875

See accompanying notes to the consolidated financial statements

International Silver, Inc.
Notes to Consolidated Financial Statements

Note A - Organization and Business

General
International Silver, Inc., an exploration stage company, as set forth in Statement of Financial Accounting Standards, “SFAS” No. 7, Accounting and Reporting by Development Stage Enterprises” and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999. The Company’s strategy consists of acquiring and exploring high-grade silver properties throughout North and South America.

Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit. In the opinion of management , all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the comparative periods at March 31, 2008 and December 31, 2007 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Going Concern
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) initiating an initial public offering.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other resources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product. In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At March 31, 2008 and December 31, 2007 there were no inventories on hand.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At March 31, 2008 and December 31, 2007, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to the Statement of Financial Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. At March 31, 2008 and December 31, 2007, no assets were impaired.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured. Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. At March 31, 2008 and December 31, 2007, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of March 31, 2008 and December 31, 2007.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
There were no “Non-cash" investing and financing transactions during the reported periods related.

Certain Equity Instruments
In June 2003, the FASB approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (“ SFAS No. 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. At March 31, 2008 and December 31, 2007, the Company is not impacted by this requirement.

Comprehensive Income
Standards of Financial Accounting Standards No. 130 (“SFAS 130”), "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the periods ended March 31, 2008 and December 31, 2007, the Company did not have any material items of comprehensive income.

Derivative Instruments
In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for the periods ended March 31, 2008 and December 31, 2007.

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

Note C – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	At March 31	At December 31
	2008	2007

Capitalized mining equipment and vehicles consists of the following:
Leasehold Improvements	$0	$0
Machinery and equipment	0	0
Office equipment and computers	5,543	5,543
Vehicles	1,125	1,125
Less: accumulated depreciation	(6,074)	(5,981)

Net Total	$594	$687

Note D - Loans and Notes Payable

Debt obligations outstanding at March 31, 2008 and December 31, 2007 are as follows:

	At March 31	At December 31
	2008	2007

Loans payable to shareholder,
unsecured with interest at 10%
per annum, payable on demand	$90,000	$0

Loan to related company	0	0

Total Loans and Notes	$90,000	$0
Less: Current maturities	0	0
Non-Current maturities	$90,000	$0

Note F – Shareholders’ Equity

At March 31, 2008, the Company had authorized 500,000,000 shares of common stock and 14,526,186 shares had been issued and are outstanding.

Note G - Related Party Transactions

A shareholder loan of $90,000, with interest payable at 10% per annum, was made to the Company during the first quarter of 2008.

Note H - Litigation

At March 31, 2008 there were no outstanding legal issues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis should be read in conjunction with our financial statements and its related notes. The terms “we,” “our” or “us” refer to International Silver, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” The results shown herein are not necessarily indicative of the results to be expected in any future periods. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including the risk factors contained herein as well as our Form S-1 Registration Statement, which may be reviewed at www.sec.gov.

We are an exploration stage company that engages in minerals exploration activities in the United States and Mexico involving silver, gold, zinc, copper and other minerals. We have generated no significant revenues since approximately mid-2006, when we discontinued providing engineering services and commenced with our strategy of exploring for mineralized properties. Exploration activities have been limited to the exploration and purchasing of mineral interests in the United States and Mexico.

Financial Condition and Changes in Financial Condition

At March 31, 2008, we had cash resources of $27,184 and receivables of $171,941, which is sufficient to conduct our exploration activities and meet our maturing obligations for only two months. Our continued activities are dependent on obtaining adequate financing as explained below. Our financial condition as of March 31, 2008 as compared to December 31, 2007 is summarized as follows:

Assets

As of March 31, 2008, we had total assets of $206,805 compared to total assets of $146,868 as of December 31, 2007, representing an increase of 41% or $59,937. Current assets comprise the majority of our assets as follows:

	At March 31, 2008	At December 31, 2007	Net Incr./(Decr.)
Current Assets:
Cash	$27,183	$51,283	$(24,099)
Accounts Receivable	171,941	87,551	84,390
Prepaid Expenses	752	1,012	(261)
	$199,876	$139,846	$60,030
Other Assets:	6,929	7,022	(93)
Total Assets	$206,805	$146,868	$59,937

Cash decreased by 47% or $24,099 primarily due to continued exploration activities, without the realization of any cash revenues during the first quarter of 2008. Receivables increased by 96% or $84,390 as a result of engineering design services rendered to a related company. Partial payment for these services was received after the first quarter of 2008, but prior to filing this Form 10-Q report.

Other assets are limited to office equipment, furniture, a vehicle and a deposit with cost bases of less than $10,000.

Liabilities and Shareholders’ Equity

	At March 31, 2008	At December 31, 2007	Net Incr./(Decr.)
Liabilities
Accounts Payable	$17,956	$18,512	$(556)
Accrued Expenses	76,974	104,338	(27,364)
Notes Payable	90,000	0	90,000
Total Liabilities	$184,930	$122,850	$62,080

Shareholders’ Equity
Capital Stock	$693,500	$693,500	$0
Minority Interest	(2,756)	(2,562)	(194)
Accum.Deficit	(668,869)	(666,920)	(1,949)
Total Equity	$21,875	$24,018	$(2,143)
	$206,805	$146,868	$(59,937)

Total liabilities increased by 51% or $62,080 to $184,930 at March 31, 2008, as compared to $122,850 at December 31, 2007. This increase is primarily due to a $90,000 loan made to us by a shareholder/officer.

Shareholders’ Equity decreased by 9% or $2,143 at March 31, 2008 to $21,875 as of December 31, 2007, which is a result of losses during the quarter ending March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had working capital of $104,946, compared to $16,996 at December 31, 2007 as a result of an increase in receivables from engineering services rendered to an affiliated company, net of decreased accrued expenses. Approximately half of these receivables were collected prior to the filing of this quarterly report for the period ending March 31, 2008. .

Net cash outflows from operating activities increased by 878% or $102,433 to $(114,100) at March 31, 2008, compared to ($11,667) at March 31, 2007. This increase is primarily due to the addition of receivables for engineering services.

At March 31, 2008 and March 31, 2007 there were no funds used for investing activities.

Cash flows from financing activities at March 31, 2008 were $90,000, compared to $10,422 at March 31, 2007. During the first quarter of 2008, a shareholder/officer loaned us $90,000. Also, during the first quarter of 2007, an affiliated company loaned us $10,422, which has since been paid off.

Our new business plan does not reflect, nor do we anticipate, any revenues during the exploration phase. We do not anticipate earning any significant revenues from operations until we complete the purchase of the Langtry property, confirm previously demonstrated mineralization, obtain operating permits and construct mining and processing facilities. At the same time, we must complete similar actions at our Tecoma properties and our Mexican properties. There is no assurance that we will have sufficient financing to accomplish or be otherwise be successful at any of these planned activities

Our auditors have issued a going-concern statement pertaining to their review of our financial statements as of March 31, 2008 and a going-concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 since we have an accumulated deficit as of December 31, 2007 and March 31, 2008 of $666,920 and 668,869, respectively. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months through our efforts on collecting existing receivables and possible equity funding. We anticipate total spending requirements of approximately $19,000,000 pending adequate financing over the next eighteen months, in the following areas:

•	$8,000,000 for the acquisition of the Langtry property;
•	$8,986,500 to proceed with the exploration of our properties and claims to determine whether there are commercially exploitable reserves of silver, gold, barite, lead, and zinc;
•	$500,000 for working capital;
•	$200,000 for legal and accounting expenses; and
•	$1,300,000 for general and administrative expenses

We plan to undertake the following steps in our attempt to overcome our going concern qualification and our need for approximately $19,000,000 of financing to accomplish our operational plan:

•	Negotiate with broker dealers to acting as an underwriter to conduct a public offering of our common stock sufficient to raise approximately $19,000,000;
•
Contact other companies with sufficient financial resources to fund our operational activities through a joint venture arrangement or a merger transaction where we would combine our business interests and objectives with another company;

•	Contact hedge fund and/or mutual fund managers or other possible funding sources to determine whether they wish to invest in our common stock; and
•	Raise financing through a private placement of our common stock.

Results of Operations

We incurred losses of $1,949 during the quarter ending March 31, 2008, representing a decrease of $31,250 over the quarter ending March 31, 2007. This decrease is due to revenues realized from engineering services rendered during the first quarter of 2008, net of higher exploration costs incurred, as compared to the first quarter of 2007.

An analysis of the major components of the results of operations is as follows:

Revenues.During the quarter ended March 31, 2008 we recognized revenues of $117,101; no revenues were recognized for the quarter ended March 31, 2007. This increase in revenues resulted from engineering design services rendered to an affiliate. None of these revenues are related to our exploration activities.

Operating Loss.  Operating losses decreased by 96% or $32,020 to ($1,416) for the quarter ended March 31, 2008, from a loss of ($33,436) for the quarter ended March 31, 2007.  The decrease in operating losses is primarily a result of revenues generated from engineering design services.

Exploration Expenses. Exploration costs increased by 448% or $72,252 to $88,365 for the quarter ended March 31, 2008, from $16,113 for the comparable 2007 period.  Exploration costs increased as a result of increased exploration activities.

General & Administrative Expenses.General and administrative expense increased by 72% or $12,529 to $29,852 for the quarter ended March 31, 2008 from $17,323 during the quarter ended March 31, 2007.  The increase in our general administrative expense is primarily attributable to stepped up exploration activities and costs incurred for funding procurement, such as consulting fees, legal and travel costs.

Depreciation and Depletion Expenses.  Depreciation expense was $250 for the quarter ended March 31, 2008; we incurred no such expense for the quarter ended March 31, 2007.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities and incurred the following costs:

1)	Hired a geotechnical consultant to assist launching an exploration program;
2)	Commenced the development of an exploration plan;
3)	Actively sought mineral interests containing precious metals; and
4)	Acquired the following minerals interests and option to purchase mineralized property:

a) Purchased the Tecoma Mine (fee simple) located in Utah	$90,000

b) Purchased BLM mineral claims - Calico District	$12,770

c) Made option payment towards purchase price of $8 million of Langtry property	$100,000

d) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are:

1) El Cumbro property	$14,260

2) El Cusito property	$15,000

3) Canada de Oro property	$15,000

4) La Moneda property	$10,000

e) General Administrative Costs	$13,308

Total acquisitions and costs	$270,338

During our early stage of exploration activities, from June 16, 2006 through March 31, 2008, we have incurred an additional $336,489 in general and administration expenses comprised primarily of salaries, rent, consulting fees, interest and travel expenditures.

Accumulated losses incurred from the inception of the “exploration phase” of $495,697 accounts for approximately 74% of the accumulated deficit of $668,869 reflected in the Shareholders’ Equity section. Our prior activities as an engineering company accounts for the other portion of the deficit.

Uncertainties and Trends

Our operations, potential funding, and potential revenues are dependent now, and in the future, upon the following factors:

•
Price volatility in worldwide commodity prices, including silver, gold, and other minerals, which is affected by: (a) sale or purchase of silver by central banks and financial institutions; (b) interest rates; (c) currency exchange rates; (d) inflation or deflation; (e) speculation; and (f) fluctuating prices in worldwide and local commodities for petroleum-related products, chemicals, and solvents,

•	Global and regional supply and demand of silver, gold, and other minerals, including investment, industrial and jewelry demand;
•	Political and economic conditions of major silver, gold or other mineral-producing countries;
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

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	an obligation under a guarantee contract,

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

•
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended March 31, 2008 have been applied consistently with the quarter ended March 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 did not have an impact on our consolidated financial statements

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans and Amendment of FASB Statements No 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act") that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the first quarter ending March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the financial quarter ending March 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Forward-Looking Statements.

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Quarterly Report regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Risk Factors" section and elsewhere in this Quarterly Report. In addition, the words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, our business, or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf after to the date of this Quarterly Report are expressly qualified in their entirety by the following Risk Factors.

Available Information.

We are an Arizona corporation with our principal executive offices located at 8040 South Kolb Road, Tucson Arizona 85706. Our telephone number is (520) 889-2040. Our fax number is: (520) 889-2733. Our website address is www.internationalsilverinc.com. We file our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website or from the SEC free of charge at www.sec.gov. The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330. Our Code of Business Conduct and Ethics is also available free of charge on our website or by faxing a request to us at: (520) 889-2733.

ITEM 1A RISK FACTORS

Risk Factors

In addition to the other information provided in this Form 10-Q, you should carefully consider the following risk factors (and others in our S-1 Registration Statement, which may be accessed at:
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

As of our December 31, 2007 year-end and as of March 31, 2008, we have an accumulated deficit of $666,920 and $668,869, respectively. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $19,000,000 of financing, we will be unable to pursue our planned business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

To complete the purchase of the Langtree property we are required to pay by September 7 , 2008, the $7,990,000 purchase price for that property. If we are unable to purchase the Langtree property our operational plan will be significantly impacted.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Dated: May 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	May 15, 2008
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	May 15, 2008
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification Pursuant to Rule 13a-14(a) under the Exchange Act	26

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act	27

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley act of 2002	28