Form 10-Q
period 2008-06-30
INTERNATIONAL SILVER INC
filed 2008-08-20
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, OR

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

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 30, 2008

Common Stock, $0.0001 Par Value	14,676,186

Exhibit Index located at page 26

International Silver, Inc.
(An Exploration Stage Enterprise)

Consolidated Financial Statements

For The Six Months Ended June 30, 2008
(Unaudited)

and

For the Year Ended December 31, 2007
(Audited)

Prepared on 08/15/08

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
		(Restated)
ASSETS

CURRENT ASSETS
Cash	40,998	51,283
Accounts receivables, net	163,133	87,551
Prepaid expenses	490	1,012
Total Current Assets	204,621	139,846

PROPERTY AND EQUIPMENT
Land	90,000	90,000
Machinery and equipment	2,042	0
Furniture & fixtures	3,501	5,543
Vehicles	1,125	1,125
	96,668	96,668
Less accumulated depreciation	(6,168)	(5,981)
Total Property and Equipment	90,500	90,687

OTHER ASSETS
Non-refundable Deposits	90,000	0
Deposits	6,335	6,335
Total Other Assets	96,335	6,335

TOTAL ASSETS	391,456	236,868

See accompanying notes to the consolidated financial statements

International Silver, Inc
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
		(Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	24,291	18,512
Accrued expenses	76,512	104,338
Total Current Liabilities	100,803	122,850

LONG-TERM LIABILITIES
Notes payable, Note E	90,000	0
Total Liabilities	190,803	122,850

SHAREHOLDERS' EQUITY
Non-Controlling Interest	(2,919)	(2,562)
Common stock
authorized shares - 500,000,000
Par value $0.0001 per Share
issued & o/s - 12/31/07 14,526,186		1,452
issued & o/s - 06/30/08 14,676,186	1,467
Additional paid-in capital	712,033	692,048
Accumulated deficit during exploration stage	(509,928)	(576,920)
Total Shareholders' Equity	200,653	114,018

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	391,456	236,868

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

					Exploration Stage
	Three Months Ended		Six Months Ended		(June 1, 2006
	June 30,	June 30,	June 30,	June 30,	through
	2008	2007	2008	2007	June 30, 2008)
		(Restated)		(Restated)	(Restated)

REVENUES
Consulting	$117,101	$0	$176,016	$0	$176,016
Other	0	0	0	7,128	7,128
Total Revenues	$117,101	$0	$176,016	$7,128	$183,144

Operating Expenses
Production Costs	$0	$0	$0	$0	$0
Exploration costs	(1,635)	16,113	15,840	37,332	90,338
General and administration	30,059	17,551	89,629	36,231	414,105
Depreciation and depletion	93	94	188	188	376
Total operating expenses	$28,517	$33,758	$105,657	$73,751	$504,819

Operating Income/Loss	$88,584	$(33,758)	$70,359	$(66,623)	$(321,675)

OTHER INCOME (EXPENSES)
Interest Expense	(727)	(85)	(3,010)	(8,790)	(17,650)
Total other income/(expense)	$(727)	$(85)	$(3,010)	$(8,790)	$(17,650)

NET INCOME/(LOSS)	$87,857	$(33,843)	$67,349	$(75,413)	$(339,325)

Less: Non-Controlling Interest	194	322	357	743	3,113

Net Income/(Loss)-Parent	$88,051	$(33,521)	$66,992	$(74,670)	$(336,212)

Accumulated Deficit
Beginning of Period	$(576,920)	$(339,554)	$(576,920)	$(339,554)

End of Period	$(488,869)	$(373,075)	$(509,928)	$(414,224)

Basic and Diluted
Income/(Loss) per Share	$0.006	$(0.002)	$0.005	$(0.005)

Weighted Average Shares
Outstanding	14,526,186	13,430,000	14,676,186	13,876,186

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

			Exploration Stage
	Six Months Ended		(Inception to
	June 30,	June 30,	Current Quarter)
	2008	2007	June 30, 2008
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$66,992	$(74,670)	$(336,212)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	(357)	(743)	(2,919)
Depreciation and depletion	188	188	281
Issuance of common stock
In exchange for services	20,000	0	121,500
In exchange for exploration costs	0	0	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in accounts receivable	(75,582)	38,103	82,091
Decrease/(Increase) in prepaid expenses	522	(7,500)	1,534
(Decrease)/Increase in accrued expenses	(27,827)	10,559	20,385
(Decrease)/Increase in accounts payable	5,779	1,892	(8,989)

Net cash flows (used by) operating activities	(10,285)	(32,171)	(66,944)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	0	0	(6,668)
Purchase Option-Land	(90,000)	0	(90,000)
Purchase of land	0	0	(90,000)
Net Cash Flows from Investment Activities	(90,000)	0	(186,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock issuance	0	27,500	110,000
Borrowings from related parties	90,000	10,422	152,980
Net Cash Flows from Financing Activities	90,000	37,922	262,980

Net (Decrease) in Cash	$(10,285)	$5,751	$9,368

Beginning Cash Balance	$51,283	$2,042	$31,630

Ending Cash Balance	$40,998	$7,793	$40,998

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
				(Restated)
Quarter Ended March 31, 2007

At December 31, 2006	13,430,000	1,343	422,564	(339,554)	84,353

Net Income/(Loss)
Parent Co.				(33,199)	(33,199)
Non-controlling Interest				(322)	(322)

At March 31, 2007	13,430,000	1,343	422,564	(373,075)	50,832

Quarter Ended June 30, 2007

At March 31, 2007	13,430,000	1,343	422,564	(373,075)	50,832

Shares issued for services	110,000	11	27,489		27,500
Shares Exchanged for debt	336,186	34	168,059		168,093
Net Income/(Loss)
Parent Co.				(41,471)	(41,471)
Non-controlling Interest				(421)	(421)

At June 30, 2007	13,876,186	1,388	618,112	(414,967)	204,533

Quarter Ended March 31, 2008

At December 31, 2007	14,526,186	$1,452	$692,048	$(579,482)	114,018
Net Income/(Loss)
Parent Co.				88,051	88,051
Non-controlling Interest				(194)	(194)

Balance at March 31, 2008	14,526,186	1,452	692,048	(491,625)	201,875

Quarter Ended June 30, 2008

Balance at March 31, 2008	14,526,186	1,452	692,048	(491,625)	201,875
Stock Issued for services	150,000	15	19,985		20,000
Net Income/(Loss):
Parent Co.				(21,059)	(21,059)
Non-controlling Interest				(163)	(163)

At June 30, 2008	14,676,186	1,467	712,033	(512,847)	200,653

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

Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended June 30, 2008 and December 31, 2007 and results of operations and cash flows for the comparative periods at June 30, 2008 and June 30, 2007 and for the comparative periods March 31, 2008 and March 31, 2007 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

Going Concern
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product. In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At June 30, 2008 and December 31, 2007 there were no inventories on hand.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At June 30, 2008 and December 31, 2007, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to the Statement of Financial Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. At June 30, 2008 and December 31, 2007, no assets were impaired.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured. Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. At June 30, 2008 and December 31, 2007, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of June 30, 2008 and December 31, 2007.

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

Certain Equity Instruments
In June 2003, the FASB approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (“ SFAS No. 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. At June 30, 2008 and December 31, 2007, the Company is not impacted by this requirement.

Comprehensive Income
Standards of Financial Accounting Standards No. 130 (“SFAS 130”), "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the periods ended June 30, 2008 and December 31, 2007, the Company did not have any material items of comprehensive income.

Derivative Instruments
In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for the periods ended June 30, 2008 and December 31, 2007.

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

Note C – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	At June 30	At December 31
	2008	2007

Land, including mineral rights	$90,000	$90,000
Machinery and equipment	2,042	2,042
Office equipment and computers	3,501	3,501
Vehicles	1,125	1,125
Less: accumulated depreciation	(6,168)	(5,981)

Net Total	$90,500	$90,687

Note D – Non-Refundable Deposits

On September 7, 2007, the Company negotiated for the purchase of vacant land (Vacant Land Purchase Agreement) in the amount of $8,000,000 by making an initial option payment of $10,000. This was followed by a payment of $90,000 to extend the purchase option. The $90,000 extension payment is non-refundable, if the Company does not close on this purchase; otherwise this payment will be applied to reduce the purchase price. The initial closing date of June 9, 2008 has been extended to September 5, 2008.

Note E - Loans and Notes Payable

Debt obligations outstanding at June 30, 2008 and December 31, 2007 are as follows:

	At June 30	At December 31
	2008	2007

Loans payable to shareholder, unsecured with interest at 10% per annum, payable on demand	$90,000	$0

Total Loans and Notes	$90,000	$0
Less: Current maturities	0	0
Non-Current maturities	$90,000	$0

Note F – Shareholders’ Equity

At June 30, 2008, the Company had authorized 500,000,000 shares of common stock and 14,676,186 shares had been issued and are outstanding.

Note G - Related Party Transactions

A shareholder loan of $90,000, with interest payable at 10% per annum, was made to the Company during the first quarter of 2008.

Note H - Litigation

At June 30, 2008 there were no outstanding legal issues.

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

Financial Condition and Changes in Financial Condition

Assets
As of June 30, 2008, we had total assets of $391,456 compared to $236,868 as of December 31, 2007, representing an increase of 65% or $154,588. Assets are comprised of the following accounts:

	As At
	June 30,	December 31,
	2008	2007	Net Increase/
	(Unaudited)	(Audited)	(Decrease)
		(Restated)
Current Assets
Cash	40,998	51,283	(10,285)
Accounts receivables, net	163,133	87,551	75,582
Prepaid expenses	490	1,012	(522)
Total Current Assets	204,621	139,846	64,775

Other Assets
Land	90,000	90,000	0
Vehicles	500	687	(187)
Deposits	96,335	6,335	90,000
Total Other Assets	186,835	97,022	89,813

Total Assets	391,456	236,868	154,588

Cash decreased by 20% or $10,285 during the six months ended June 30, 2008 due to continued exploration activities. Receivables increased by 86% or $75,582 due to on-going feasibility studies under contract with a related company. Other assets, comprised primarily of land and and non-refundable deposits increased by 93% or $89,813. During the first half of this year, we made a non-refundable deposit of $90,000 towards the purchase of land, with minerals rights, in California.

Liabilities and Shareholders’ Equity
As of June 30, 2008, liabilities were $190,803 as compared to $122,850 as of December 31, 2007 representing an increase of 55% or $67,953 over this period. Shareholders’ Equity at June 30, 2008 was $200,653 compared to $114,018 at December 31, 2007, representing an increase of 76% or $86,635.

	As At
	June 30,	December 31,
	2008	2007	Net Increase/
	(Unaudited)	(Audited)	(Decrease)
		(Restated)
Liabilities
Accounts payable	24,291	18,512	5,779
Accrued expenses	76,512	104,338	(27,826)
Current Liabilities	100,803	122,850	(22,047)
Notes payable, Note E	90,000	0	90,000
Total Liabilities	190,803	122,850	67,953

Shareholders' Equity
Common stock	713,500	693,500	20,000
Minority Interest	(2,919)	(2,562)	(357)
Accumulated deficit	(509,928)	(576,920)	66,992
Total Shareholders' Equity	200,653	114,018	86,635

Total Liabilities & Shareholders' Equity	391,456	236,868	154,588

The increase in liabilities is primarily the result of a $90,000 loan from an officer to facilitate the extension of the option period for the purchase of the Langtry property in California. The increase is partially offset by the payoff of invoices payable. During the first half of the year an additional 150,000 shares were issued for legal services pertaining to services relating to the filing of our 10-K and 10-Q reports. Accumulated deficit as of June 30, 2008 was ($509,928) compared to ($576,920) as of December 13, 2007, representing a 12% reduction or $66,992. The profitable first half of the year resulted from rendering engineering services in the on-going preparation of feasibility studies for a related company.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $103,818, compared to $16,996 at December 31, 2007, representing an increase of
55% or $86.822. This increase is attributed to increased receivables from engineering services provided and loan proceeds received from one of our an officers.

Net cash outflows from operating activities increased by 68% or $21,886 over the six month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007. This increase is primarily due to the realization of cash revenues for feasibility studies.

Cash flows from investing activities at June 30, 2008 reflect an increase of $90,000 over the six-month period ended
June 30, 2007. These funds were applied as a deposit towards the purchase of the Langtry mining property located in
California.

Cash flows from financing activities at June 30, 2008 reflect a 137% increase or $52,078 over the six-month period ended
June 30, 2007. During the first quarter of this year, a shareholder/officer loaned us $90,000. Also, during the first half of 2007, an affiliated company loaned us $10,422, which has since been paid off.

Our new business plan does not reflect, nor do we anticipate, any revenues during the exploration phase. We do not anticipate earning any significant revenues from operations until we complete the purchase of the Langtry property, confirm previously demonstrated mineralization, obtain operating permits and construct mining and processing facilities, all of which there is no assurance we will have sufficient financing to accomplish or be otherwise be successful at. At the same time, we must complete similar actions at our Tecoma properties and our Mexican properties, of which there is no guarantee that we will be successful in these activities.

Our auditors have issued a going-concern statement on the reviewed financial statements as of June 30, 2008 and our audited financial statements for the fiscal year ended December 31, 2007 as we have an accumulated deficit of $509,928 through June 30, 2008. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months through our efforts on collecting existing receivables and possible limited equity funding. We anticipate total spending requirements of approximately $19,000,000 pending adequate financing over the next eighteen months, in the following areas:

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

Results of Operations

We had a profit of $66,992 for the six months ended June 30, 2008, compared to a loss of $74,670 for the six months ended June 30, 2007, representing an increase of $141,662. The primary reason for this increase is the consulting fees for on-going feasibility studies. Revenues for the six months ended June 30, 2008 were $176,016, while no revenues were recognized for the six months ended
June 30, 2007.

Operating expenses for the six-month period ended June 30, 2007 of $105,657 increased by 43% or $31,906 over the six-month period ended June 30, 2007, representing an increase of $73,751 in operating expenses. General and Administrative expenses were the primary reason for the increase in the area of geo-technical consulting, travel and lodging costs, as work continues on the newly-acquired mining properties.

Exploration Costs - Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities and incurred the following costs:

1)	Hired a geotechnical consultant to assist launching an exploration program;
2)	Commenced the development of an exploration plan;
3)	Actively sought mineral interests containing precious metals; and
4)	Acquired the following minerals interests and option to purchase mineralized property:

a) Purchased the Tecoma Mine (fee simple) located in Utah	$90,000

b) Purchased BLM mineral claims - Calico District	$12,770

c) Made option payments towards purchase of Langtry property ($8.0 million)	$100,000
d) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are:

1) El Cumbro property	$14,260

2) El Cusito property	$15,000

3) Canada de Oro property	$15,000

4) La Moneda property	$10,000

Total acquisitions and costs	$257,030

During our early stage of exploration activities from June 1, 2006 through June 30, 2008, we have incurred an additional $414,105 in general and administration expenses comprised primarily of salaries, rent, consulting fees, interest and travel expenditures.

Accumulated losses incurred from the inception of the “exploration phase” of $3336,212 accounts for approximately 66%of the accumulated deficit of $509,928 reflected in the Shareholders’ Equity section. Prior activities as an Engineering company accounts for the other portion of the deficit.

Uncertainties and Trends

Our revenues are dependent now, and in the future, upon the following factors:

•
Price volatility in worldwide commodity prices, including silver, gold, and other minerals, which is affected by: (a) sale or purchase of silver by central banks and financial institutions; (b) interest rates; (c) currency exchange rates; (d) currency exchange rates; (e) inflation or deflation; (f) speculation; and (g) fluctuating prices in worldwide and local commodities for petroleum-related products, chemicals, and solvents, which will effect our ability to obtain additional and continuing funding;

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the six months ended June 30, 2007 have been applied consistently with the six months ended June 30, 2007.

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

Tecoma Property in Box Elder County Utah
We will explore the Tacoma Property underground for silver, lead, and zinc at a total cost of $1,188,000, as follows:

Plan of Operations Step	Time Period to Complete Task	Cost
Hire Field geologist to set up exploration activities, manage exploration activities and supervise workers	18 months	$75,000.00
Field geologist hires four workers to perform or assist in the tasks described below	12 months	$170,000.00
Workers will clean and repair existing adits in order that underground sampling may occur	4 months	$20,000.00
Our Project Geologist using two laborers will systematically conduct underground hammer and chisel chip sampling to identify the mineralized areas in order that we may properly determine the locations of our underground drilling	3 months	$40,000.00
Our Project Geologist will hire a Drilling Contractor who will conduct underground drilling of 1000 meters at the various underground drill locations	5 months	$300,000.00
Purchase of Exploration Equipment
• 1.5 yard Scoop Tram (Used)	3 months	$75,000.00
• Cat 950 equivalent Loader (Used)	2 months	$120,000.00
• Five Yard Dump Truck (Used)	2 months	$50,000,00
• Light Duty Grader (Used)	2 months	$35,000.00
• Office Building/Shop/Core Preparation/Storage	6 months	$100,000.00
• Miscellaneous small tools and equipment	3 months	$50,000.00
• 20 KWH Generator	3 months	$30,000.00
• High Pressure Air Compressor	2 months	$18,000.00
Assay Services-Contract Laboratory	4 months	$20,000.00
Our Project Geologist will conduct required permitting using consultants	12 months	$50,000.00
Our Project Geologist will contract drilling of a water well, pipe to mine	3 months	$15,000.00
Our Consulting Geologist and Field Geologist will interpret the drill results in conjunction with the reserve mapping to determine ore tonnage and grade	4 months	$20,000.00

Mexico Properties
A. The El Cumbro, El Cusito, and Canada de Oro Properties

We will explore the El Cumbro, El Cusito, and Canada de Oro Properties for silver, gold, lead, zinc, and copper at a total cost of $1,178,000.

Step	Time Period to Complete Task	Cost
Hire Field Geologist to manage exploration activities and manage workers.	18 months	$65,000.00
Hire four workers to perform or assist in the tasks described below.	12 months	$50,000.00
Administrative costs of Hermosillo Office, Administrative Manager and secretary, rent, accounting and auditing	18 months	$85,000.00
Equipment Rentals with operators, supervised by our Field Geologist.	18 months	$75,000.00
Repair obstructed access to the properties through bulldozing and grading in order that equipment and personnel will have full access to the property using a road contractor under the supervision of our Field Geologist.	1 month	$50,000.00
We will cut trenches perpendicular across the veins by bulldozing and excavating to prepare to sample the veins at the surface expressions	3 months	$75,000.00
Our Field Geologist will supervise sampling of trenches using the four helpers hired above	2 months	$25,000.00
Our Field Geologist will supervise cleaning and repairing of existing adits to remove debris and permit unobstructed access for the purpose of conducting underground sampling	3 months	$35,000.00
Our Field Geologist will supervise our helpers who will systematically sample the underground workings to determine mineralized areas using hammers and chisels to cut slots on five-foot centers.	2 months	$25,000.00
Based on the above step, our Field Geologist will determine the location of underground drill stations.	0.5 months	$0
Our Consulting Geologist will supervise a Contract Miner who will excavate the underground drill stations by mining an area adjacent to the veins sufficiently large to set up an underground drill.	4 months	$75,000.00
Conduct underground drilling at 1000 meters	3 months	$200,000.00
Assay all samples, including trench samples, underground adit samples and drill core samples using a contract laboratory.	3 months	$30,000.00
Conduct reserve mapping based on drill and assay reports to estimate the tonnage and grades contained in the four primary veins on the El Cumbro and El Cusito properties and computerize the mine planning	2 months	$30,000.00

		$358,000.00
Purchase of Exploration Equipment		$85,000.00
• Back Hoe Tractor with Excavator, Used		$60,000.00
• 20 yard Dump Truck, Used		$10,000.00
• Equipment Trailer, Used		$30,000.00
• 20 KWH Generator	2 months	$15,000.00
• Air Compressor		$20,000.00
• Office Trailer, Used		$25,000.00
• Sample Preparation and Storage, Portable Building, Used		$5,000.00
• Fuel Tank, Portable, Used		$8,000.00
• Water Tank, Portable, Used		$40,000.00
• Misc. Tools		$60,000.00
• Light Duty Transportation, Van and Pick-up and one all terrain vehicle

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended June 30, 2008 have been applied consistently with the quarter ended March 31, 2008.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the first quarter ending June 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the financial quarter ending June 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of our December 31, 2007 year-end and as of the six month period ending June 30, 2008, we had an accumulated deficit of $576,920 and $509,928, respectively. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $19,000,000 of financing, we will be unable to pursue our planned business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

If we fail to make pay $7,900,000 for our purchase of the Langtry property, we will lose our right to purchase the Langtry property.

To complete the purchase of the Langtree property we are required to pay by September 7 , 2008, the $7,900,000 purchase price for that property. If we are unable to purchase the Langtree property our operational plan will be significantly impacted.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2008, we issued 150,000 shares of our common stock to Hamilton & Lehrer, P.A. for services.

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

Dated: August 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 20, 2008
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	August 20, 2008
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002