Form 10-Q/A
period 2008-06-30
INTERNATIONAL SILVER INC
filed 2008-08-25
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q-A
(Amendment No. 1)

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

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

					Exploration Stage
	Three Months Ended		Six Months Ended		(June 1, 2006
	June 30,	June 30,	June 30,	June 30,	through
	2008	2007	2008	2007	June 30, 2008)
		(Restated)		(Restated)	(Restated)

REVENUES
Consulting	$117,101	$0	$176,016	$0	$176,016
Other	0	0	0	7,128	7,128
Total Revenues	$117,101	$0	$176,016	$7,128	$183,144

Operating Expenses
Production Costs	$0	$0	$0	$0	$0
Exploration costs	(1,635)	16,113	15,840	37,332	90,338
General and administration	30,059	17,551	89,629	36,231	414,105
Depreciation and depletion	93	94	188	188	376
Total operating expenses	$28,517	$33,758	$105,657	$73,751	$504,819

Operating Income/Loss	$88,584	$(33,758)	$70,359	$(66,623)	$(321,675)

OTHER INCOME (EXPENSES)
Interest Expense	(727)	(85)	(3,010)	(8,790)	(17,650)
Total other income/(expense)	$(727)	$(85)	$(3,010)	$(8,790)	$(17,650)

NET INCOME/(LOSS)	$87,857	$(33,843)	$67,349	$(75,413)	$(339,325)

Less: Non-Controlling Interest	194	322	357	743	3,113

Net Income/(Loss)-Parent	$88,051	$(33,521)	$66,992	$(74,670)	$(336,212)

Accumulated Deficit
Beginning of Period	$(576,920)	$(339,554)	$(576,920)	$(339,554)

End of Period	$(488,869)	$(373,075)	$(509,928)	$(414,224)

Basic and Diluted
Income/(Loss) per Share	$0.006	$(0.002)	$0.005	$(0.005)

Weighted Average Shares
Outstanding	14,676,186	13,876,186	14,676,186	13,876,186

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

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $103,818, compared to $16,996 at December 31, 2007, representing an increase of 511% or $86,822. This increase is attributed to increased receivables from engineering services provided and loan proceeds received from one of our an officers.

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

Results of Operations

We had a profit of $66,992 for the six months ended June 30, 2008, compared to a loss of $74,670 for the six months ended June 30, 2007, representing an increase of $141,662. The primary reason for this increase is the consulting fees for on-going feasibility studies. Revenues for the six months ended June 30, 2008 were $176,016, while only $7,128 were recognized for the six months ended June 30, 2007.

Operating expenses for the six-month period ended June 30, 2008 of $105,657 increased by 43% or $31,906 over the six-month period ended June 30, 2007, representing an increase of $73,751 in operating expenses. General and Administrative expenses were the primary reason for the increase in the area of geo-technical consulting, travel and lodging costs, as work continues on the newly-acquired mining properties.

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

Accumulated losses incurred from the inception of the “exploration phase” of $336,212 accounts for approximately 66% of the accumulated deficit of $509,928 reflected in the Shareholders’ Equity section. Prior activities as an Engineering company accounts for the other portion of the deficit.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the six months ended June 30, 2008 have been applied consistently with the six months ended June 30, 2007.

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

If we fail to make pay $7,900,200 for our purchase of the Langtry property, we will lose our right to purchase the Langtry property.

To complete the purchase of the Langtree property we are required to pay by September 5, 2008, the $7,900,200 purchase price for that property. If we are unable to purchase the Langtree property our operational plan will be significantly impacted.

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

Dated: August 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 25, 2008
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	August 25, 2008
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002