Form 10-Q
period 2008-09-30
INTERNATIONAL SILVER INC
filed 2008-11-13
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 0001419482

INTERNATIONAL SILVER, INC.
(Exact name of registrant as specified in its charter)

ARIZONA	86-0715596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 East Williams Circle, Suite 700	85711
Tucson, Arizona (Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2008

Common Stock, $0.0001 Par Value	15,011,753

Exhibit Index located at page 26

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

International Silver, Inc.
(An Exploration Stage Enterprise)

Consolidated Financial Statements

For The Nine Months Ended September 30, 2008
(Unaudited)

and

For the Year Ended December 31, 2007
(Audited)

Prepared on 10/24/08

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	September 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$5,406	$51,283
Accounts receivables, net	129,794	200,261
Prepaid expenses	1,730	1,012
Total Current Assets	$136,930	$252,556

PROPERTY AND EQUIPMENT-Note C
Land	$90,000	$90,000
Machinery and equipment	2,042	0
Furniture & fixtures	3,501	5,543
Vehicles	1,125	1,125
	$96,668	$96,668
Less accumulated depreciation	(6,263)	(5,981)
Total Property and Equipment	$90,405	$90,687

OTHER ASSETS
Deferred financing costs – Note D	$40,000	$0
Non-refundable deposits – Note E	90,000	0
Deposits	6,335	6,335
Total Other Assets	$136,335	$6,335

TOTAL ASSETS	$363,670	$349,578

See accompanying notes to the consolidated financial statements

International Silver, Inc
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	September 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
		(Restated)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$33,126	$18,512
Accrued expenses	78,375	104,338
Total Current Liabilities	$111,501	$122,850

SHAREHOLDERS’ EQUITY
Non-Controlling Interest	$(3,077)	$(2,562)
Common stock
authorized shares - 500,000,000
Par value $0.0001 per Share
issued & o/s – 12/31/07 14,526,186		1,452
issued & o/s – 09/30/08 15,011,753	1,501
Additional paid-in capital	808,978	692,048
Accumulated deficit during exploration stage	(555,233)	(464,210)
Total Shareholders’ Equity	$252,169	$226,728

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$363,670	$349,578

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

					Exploration Stage
	Three Months Ended		Nine Months Ended		(June 1, 2006
					Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008)

REVENUES
Consulting	$31,912	$29,760	$86,100	$87,690	$207,928
Other	3	0	9,122	7,128	7,131
Total Revenues	$31,915	$29,760	$95,222	$94,818	$215,059

Operating Expenses
Production Costs	$0	$0	$0	$0	$0
Exploration costs	13,728	14,382	12,096	14,382	104,066
General and administration	60,616	58,217	168,978	132,062	474,721
Depreciation and depletion	94	250	188	188	470
Total operating expenses	$74,438	$72,849	$181,262	$146,632	$579,257

Operating Income/Loss	$(42,523)	$(43,089)	$(86,040)	$(51,814)	$(364,198)

OTHER INCOME (EXPENSES)
Interest Expense	(2,488)	(219)	(5,498)	(9,009)	$(20,138)
Total other income/(expense)	$(2,488)	$(219)	$(5,498)	$(9,009)	$(20,138)

NET INCOME/(LOSS)	$(45,011)	$(43,308)	$(91,538)	$(60,823)	$(384,336)

Less: Non-Controlling Interest	158	970	515	1,713	$3,271

Net Income/(Loss)-Parent	$(44,853)	$(42,338)	$(91,023)	$(59,110)	$(381,065)

Accumulated Deficit
Beginning of Period	$(510,380)	$(356,294)	$(464,210)	$(339,522)

End of Period	$(555,233)	$(398,632)	$(555,233)	$(398,632)

Basic and Diluted Income/(Loss) per Share	$(0.003)	$(0.003)	$(0.006)	$(0.004)

Weighted Average Shares Outstanding	14,843,970	14,076,186	14,768,970	13,853,093

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

	Nine Months Ended		Exploration Stage
			(Inception to
	September 30 2008	September 30 2007	September 30, 2008)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(91,023)	$(59,110)	$(381,065)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	(515)	(1,713)	(3,077)
Depreciation and depletion	188	188	375
Adjustment - Depreciation	94	0
Issuance of common stock
For cash	0	5,000	80,000
In exchange for land	0	0	30,000
In exchange for services	20,000	21,500	41,500
In exchange for exploration costs	0	0	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in accounts receivable	70,467	108,634	114,691
Decrease/(Increase) in prepaid expenses	(718)	(6,637)	1,794
(Decrease)/Increase in accounts payable	21,593	13,350	5,613
(Decrease)/Increase in accrued expenses	(25,963)	10,558	22,248
Net Cash Flows (used by) Operating Activities	$(5,877)	$91,770	$(32,536)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$0	$0	$(6,668)
Deferred financing cost	(40,000)	0	(40,000)
Purchase option on land	(90,000)	0	(90,000)
Purchase of land	0	(90,000)	(90,000)
Net Cash Flows from Investment Activities	$(130,000)	$(90,000)	$(226,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from stock issuance	0	5,000	$80,000
Borrowings/repayments from related parties	90,000	0	152,980
Net Cash Flows from Financing Activities	$90,000	$5,000	$232,980

Net (Decrease) in Cash	$(45,877)	$6,770	$(26,224)

Beginning Cash Balance	$51,283	$2,042	$31,630

Ending Cash Balance	$5,406	$8,812	$5,406

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

			Exploration Stage
	Nine Months Ended		(Inception to
	September 30,	September 30,	September 30,
	2008	2007	2008

Supplemental disclosures on non-cash financing activities:

Issuance of common stock

For services rendered:
Director services	$0	$4,000	$4,000
Legal and professional services	20,000	0	20,000
Stock transfer agent services	0	5,500	5,500
Accounting services	0	4,000	4,000
Geology and engineering	0	8,000	8,000

Sub-total	$20,000	$21,500	$41,500

For land	$0	$0	$30,000

For exploration costs	$0	$0	$55,385

Debt exchange for contributed capital	$(96,979)	$(168,093)	$(265,072)

Total non-cash financing activities	$(76,979)	$(146,593)	$(138,187)

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of
Shareholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
				(Restated)

For the Nine Months Ended September 30, 2007

At January 1, 2007	13,430,000	$1,343	$422,564	$(339,522)	$84,385

First Quarter, 2007
Net Income/(Loss)
Parent Co.				(5,121)	(5,121)
Non-controlling Interest				(322)	(322)
At March 31, 2007	13,430,000	$1,343	$422,564	$(344,965)	$78,942

Second Quarter, 2007
Shares issued for cash	10,000		5,000		5,000
Shares issued for services	100,000	10	5,490		5,500
Shares exchanged for debt	336,186	34	168,059		168,093
Net Income/(Loss)
Parent Co.				(11,651)	(11,651)
Non-controlling Interest				(421)	(421)
At June 30, 2007	13,876,186	$1,387	$601,113	$(357,037)	$245,463

Third Quarter, 2007
Shares issued for services	400,000	40	15,960		16,000
Net Income/(Loss)
Parent Co.				(42,338)	(42,338)
Non-controlling Interest				(970)	(970)
At September 30, 2007	14,276,186	$1,427	$617,073	$(400,345)	$218,155

For the Nine Months Ended September 30, 2008

At January 1, 2008	14,526,186	$1,452	$692,048	(466,772)	226,728

First Quarter, 2008
Net Income/(Loss)
Parent Co.				(25,111)	(25,111)
Non-controlling Interest				(194)	(194)
At March 31, 2008	14,526,186	$1,452	$692,048	$(492,077)	$201,423

Second Quarter, 2008
Stock Issued for services	150,000	15	19,985		20,000
Net Income/(Loss):
Parent Co.				(21,059)	(21,059)
Non-controlling Interest				(163)	(163)
At June 30, 2008	14,676,186	$1,467	$712,033	$(513,299)	$200,201

Third Quarter, 2008
Shares exchanged for debt	335,567	34	96,945		96,979
Net Income/(Loss):
Parent Co.				(44,853)	(44,853)
Non-controlling Interest				(158)	(158)

At September 30, 2008	15,011,753	$1,501	$808,978	$(558,310)	$252,169

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

Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended September 30, 2008 and December 31, 2007 and results of operations and cash flows for the comparative periods at September 30, 2008 and September 30, 2007.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product. In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At September 30, 2008 and December 31, 2007 there were no inventories on hand.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At September 30, 2008 and December 31, 2007, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to the Statement of Financial Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. At September 30, 2008 and December 31, 2007, no assets were impaired.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured. Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. At September 30, 2008 and December 31, 2007, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of September 30, 2008 and December 31, 2007.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash investing and financing transactions during the reported periods related primarily to the issuance of common stock in exchange for debt reduction and legal and consulting services as disclosed in Notes F and G.

Certain Equity Instruments
In June 2003, the FASB approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (“ SFAS No. 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. At September 30, 2008 and December 31, 2007, the Company is not impacted by this requirement.

Comprehensive Income
Standards of Financial Accounting Standards No. 130 (“SFAS 130”), "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the periods ended September 30, 2008 and December 31, 2007, the Company did not have any material items of comprehensive income.

Derivative Instruments
In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for the periods ended September 30, 2008 and December 31, 2007.

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

Note C – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	At September 30	At December 31
	2008	2007

Land, including mineral rights	$90,000	$90,000
Machinery and equipment	2,042	2,042
Office equipment and computers	3,501	3,501
Vehicles	1,125	1,125
Less: accumulated depreciation	(6,263)	(5,981)

Net Total	$90,405	$90,687

Note D – Deferred Financing Costs

On August 21, 2008, the Company contracted DME Capital, LLC for the purpose of obtaining venture capital and/or a joint venture agreement on the Langtry Property. The Company paid DME Capital, LLC a due diligence fee of $40,000.

Note E – Non-Refundable Deposits

On September 7, 2007, the Company negotiated for the purchase of vacant land (Vacant Land Purchase Agreement) in the amount of $8,000,000 by making an initial option payment of $10,000. This was followed by a payment of $90,000 to extend the purchase option. The $90,000 extension payment is non-refundable, if the Company does not close on this purchase; otherwise this payment will be applied to reduce the purchase price. On September 11, 2008, the Company re-negotiated the terms of the Langtry Property purchase.

Previously, the Langtry property purchase terms provided for an $8.0 million payment for the acquisition of a 100% undivided interest. These acquisition terms have now been modified to provide for an initial $2.0 million payment by December 5, 2008, with the balance financed over a fifteen-year period at an interest rate of six (6%) percent per annum.

Note F – Shareholders’ Equity

At September 30, 2008, the Company had authorized 500,000,000 shares of common stock and 15,011,753 shares had been issued and are outstanding. During the third quarter ended September, 30, 2008, the Company issued 335,567 shares of its common stock, in exchange for debt reduction, owed to a shareholder/officer, as disclosed in Note G.

Note G - Related Party Transactions

On March 3, 2008, a shareholder/officer loan of $90,000, with interest payable at 10% per annum, was made to the Company. The principal portion of the note including reimbursable company-related expenses paid by the shareholder/officer, were exchanged for 335,567 shares of common stock in the Company on September 8, 2008 valued at $96,979.

Revenues earned in the amount of $86,100 during the period ended September 30, 2008 have been for engineering consulting services for an affiliate, Atlas Precious Metals Inc.

Note H - Litigation

At September 30, 2008 there were no outstanding legal issues.

Note I – Subsequent Events

Effective October 1, 2008, The Company has moved its administrative offices to a more central business location in Tucson, Arizona. The Company is subleasing from a related company, Atlas Precious Metals Inc. based on a one-year lease, renewable at the Company’s option.

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

Financial Condition and Changes in Financial Condition

At September 30, 2008, we had cash of $5,406 and receivables of $129,794, which (assuming we can convert our receivables into cash) is sufficient to conduct our exploration activities and meet our maturing obligations for only two months. . Our financial condition as of September 30, 2008, as compared to December 31, 2007, is detailed below:

Assets

As of September 30, 2008, we had total assets of $363,670 compared to total assets of $349,578 as of December 31, 2007, representing an increase of 4% or $14,092. Current assets primarily consist of $129,794 of accounts receivable; other assets consist of $90,000 of land, $40,000 of deferred financing costs, representing a due diligence fee to procure funds for our operations, and a non-refundable deposit of $90,000 made on the Langtry mineralized property.

	At September 30, 2008	At December 31, 2007	Net Incr./(Decr.)
Current Assets:
Cash	$5,406	$51,283	$(45,877)
Accounts Receivable	129,794	200,261	(70,467)
Prepaid Expenses	1,730	1,012	718
	$136,930	$252,556	$(115,626)
Other Assets:	226,740	97,0225	129,718
	$363,670	$349,578	$14,092

Cash decreased by 89% or $45,877 primarily due to continued exploration activities. Receivables decreased by 35% or $70,467 as a result of collections on prior receivables.

Other assets increased by approximately $130,000 due to deferred financing of $40,000 and a $90,000 non-refundable deposit placed on the Langtry mineral property in California.

Liabilities and Shareholders’ Equity

	At September 30, 2008	At December 31, 2007	Net Incr./(Decr.)
Liabilities
Accounts Payable	$33,126	$18,512	$14,614
Accrued Expenses	78,375	104,338	(25,963)

Total Liabilities	$111,501	$122,850	$(11,349)

Shareholders’ Equity
Capital Stock	$810,479	$693,500	$116,979
Minority Interest	(3,077)	(2,562)	(515)
Accum.Deficit	(555,233)	(464,210)	(91,023)
Total Equity	$252,169	$226,728	$25,441
	$363,670	$349,578	$14,092

Current liabilities decreased by 9% or $11,349 to $111,501 at September 30, 2008, as compared to $122,850 at December 31, 2007. This decrease is primarily a result of reduced accrued expenses, namely office rent.

Shareholders’ equity increased by 11% or $25,441 at September 30, 2008 to $252,169 as compared to $226,728 at December 31, 2007. This increase is a result of stock issuances of $116,979, offset by a loss on operations of ($91,538) due to continued administrative and exploration costs.

Liquidity and Capital Resources

At September 30, 2008, we had working capital of $25,429, compared to $129,706 at December 31, 2007. This $104,277 working capital decrease represents a reduction of $51,283 of cash resources on hand at the beginning of the year, compared to cash of $5,506 at September 30, 2008 and cash realized from accounts receivables collections, the funds of which were used to fund our on-going administrative and exploration costs.

Net cash outflows from operating activities increased by 93% or $75,868 to ($5,877) at September 30, 2008, compared to ($81,745) at September 30, 2007. This increase is primarily due to collections on prior receivables, net of increased administrative and exploration costs.

Investment activities for the nine months ended September 30, 2008 included a purchase-option payment of $90,000 for a mineral property (non-producing) in California and a deferred expenditure in the form of a $40,000 due diligence fee in order to obtain funding for our development of mineral resources and the purchase and construction of planned production facilities. During the comparable time period ended September 30, 2007, we spent $90,000 towards the purchase of the Tecoma mineral rights properties in Utah.

Cash flows from financing activities at September 30, 2008 were $90,000, compared to $5,000 at September 30, 2007. In March, 2008, we obtained a $90,000 loan from a shareholder/officer, which we used as a purchase option on the Langtry property. During the first nine months of 2007, we raised $5,000 from sale of our restricted shares of common stock. Additionally, non-cash financing activities included stock issuances for services valued at $21,500 and in exchange for debt in the amount of $168,093.

Our business plan does not reflect, nor do we anticipate, any revenues during the exploration phase, apart from on-going engineering consulting services rendered to an affiliate company. We do not anticipate earning any significant revenues from operations until we complete the purchase of the Langtry property, confirm previously demonstrated mineralization, obtain operating permits and construct mining and processing facilities. At the same time, we must complete similar actions at our Tecoma properties and our Mexican properties. If we are unable to obtain sufficient financing to accomplish any one or a combination of these objectives, we will be unable to proceed with some or all of our planned activities

Our auditors have issued a going-concern statement pertaining to their review of our financial statements as of September 30, 2008 and a going-concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 since we have an accumulated deficit as of December 31, 2007 and September 30, 2008 of $464,210 and $555,233, respectively. These and other matters raise substantial doubt about our ability to continue as a going concern. To satisfy our ongoing cash requirements for the immediate future and thereafter, we will require equity funding or a joint venture arrangement. We anticipate total spending requirements of approximately $13,000,000 pending adequate financing over the next eighteen months, in the following areas:

•	$2,000,000 representing a partial payment for the acquisition of the Langtry property;
•	$8,986,500 to proceed with the exploration of our properties and claims to determine whether there are commercially exploitable reserves of silver, gold, barite, lead, and zinc;
•	$500,000 for working capital;
•	$200,000 for legal and accounting expenses; and
•	$1,300,000 for general and administrative expenses

We plan to undertake the following steps in our attempt to overcome our going concern qualification and our need for approximately $13,000,000 of financing to accomplish our operational plan:

•	Negotiate with broker dealers to acting as an underwriter to conduct a public offering of our common stock sufficient to raise approximately $13,000,000;
•
Contact other companies with sufficient financial resources to fund our operational activities through a joint venture arrangement or a merger transaction where we would combine our business interests and objectives with another company;

•	Contact hedge fund and/or mutual fund managers or other possible funding sources to determine whether they wish to invest in our common stock; and
•	Obtain financing through a private placement of our common stock.

Results of Operations

We incurred losses of $44,853 during the quarter ending September 30, 2008, representing a increase of 5% or $2,515 as compared to losses of $42,338 for the quarter ending September 30, 2007. This increase is due to increased general administrative costs.

An analysis of the major components of the results of operations is as follows:

Revenues. During the quarter ended September 30, 2008, we recognized revenues of $31,192, as compared to $29,760 for the quarter ended September 30, 2007. This $1,432 revenues increase is the result of an increase in engineering consulting services rendered. These revenues are unrelated to exploration activities.

Operating Loss. Operating losses decreased by 1% or $566 to $42,523 for the quarter ended September 30, 2008, as compared to a loss of $43,089 for the quarter ended September 30, 2007.  The decrease in operating losses is primarily a result of slightly higher revenues.

Exploration Expenses. Exploration costs decreased by 5% or $654 to $13,728 for the quarter ended September 30, 2008, from $14,382 for the comparable 2007 period.  Exploration costs decreased as a result of lower administrative costs at our exploration offices.

General & Administrative Expenses. General and administrative expense increased by 4% or $2,399 to $60,616 for the quarter ended September 30, 2008 from $58,217 during the quarter ended September 30, 2007.  The increase in our general administrative expense is primarily attributable to increased exploration activities and costs incurred for funding procurement, such as consulting fees, legal and travel costs.

Depreciation and Depletion Expenses.  Depreciation expense was $94 for the quarter ended September 30, 2008; we incurred depreciation expense of $250 for the quarter ended September 30, 2007.

Exploration Costs – Inception to Date

Since we converted our business plan in June 2006 to exploration activities, we have engaged in the following exploration activities and incurred the following costs:

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

During our early stage of exploration activities, from June 1, 2006 through September 30, 2008, we have incurred an additional $474,721 in general and administration expenses comprised primarily of salaries, rent, consulting fees, interest and travel expenditures.

Accumulated losses of $381,065, which have been incurred from the inception of our “exploration phase” account for approximately 69% of the accumulated deficit of $555,233 reflected in the Shareholders’ Equity section. Our prior activities as an engineering services company account for the other portion of the deficit.

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

•	Our Mexican properties being subject to foreign risk, such as passage of onerous regulatory exploration and mining requirements and availability of materials and supplies; and
•	The current depressed state of the U.S. economy, including instability in and the depressed state of the U.S. credit and securities markets.

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

Tecoma Property in Box Elder County Utah
We will explore the Tacoma Property underground for silver, lead, and zinc at a total cost of $1,188,000, as follows:

Plan of Operations Step	Time Period to Complete Task	Cost
Hire Field geologist to set up exploration activities, manage exploration activities and supervise workers	18 months	$75,000.00
Field geologist hires four workers to perform or assist in the tasks described below	12 months	$170,000.00
Workers will clean and repair existing adits in order that underground sampling may occur	4 months	$20,000.00
Our Project Geologist using two laborers will systematically conduct underground hammer and chisel chip sampling to identify the mineralized areas in order that we may properly determine the locations of our underground drilling	3 months	$40,000.00
Our Project Geologist will hire a Drilling Contractor who will conduct underground drilling of 1000 meters at the various underground drill locations	5 months	$300,000.00
Purchase of Exploration Equipment
• 1.5 yard Scoop Tram (Used)	3 months	$75,000.00
• Cat 950 equivalent Loader (Used)	2 months	$120,000.00
• Five Yard Dump Truck (Used)	2 months	$50,000,00
• Light Duty Grader (Used)	2 months	$35,000.00
• Office Building/Shop/Core Preparation/Storage	6 months	$100,000.00
• Miscellaneous small tools and equipment	3 months	$50,000.00
• 20 KWH Generator	3 months	$30,000.00
• High Pressure Air Compressor	2 months	$18,000.00
Assay Services-Contract Laboratory	4 months	$20,000.00
Our Project Geologist will conduct required permitting using consultants	12 months	$50,000.00
Our Project Geologist will contract drilling of a water well, pipe to mine	3 months	$15,000.00
Our Consulting Geologist and Field Geologist will interpret the drill results in conjunction with the reserve mapping to determine ore tonnage and grade	4 months	$20,000.00

Mexico Properties
A. The El Cumbro, El Cusito, and Canada de Oro Properties

We will explore the El Cumbro, El Cusito, and Canada de Oro Properties for silver, gold, lead, zinc, and copper at a total cost of $1,178,000.

Step	Time Period to Complete Task	Cost
Hire Field Geologist to manage exploration activities and manage workers.	18 months	$65,000.00
Hire four workers to perform or assist in the tasks described below.	12 months	$50,000.00
Administrative costs of Hermosillo Office, Administrative Manager and secretary, rent, accounting and auditing	18 months	$85,000.00
Equipment Rentals with operators, supervised by our Field Geologist.	18 months	$75,000.00
Repair obstructed access to the properties through bulldozing and grading in order that equipment and personnel will have full access to the property using a road contractor under the supervision of our Field Geologist.	1 month	$50,000.00
We will cut trenches perpendicular across the veins by bulldozing and excavating to prepare to sample the veins at the surface expressions	3 months	$75,000.00
Our Field Geologist will supervise sampling of trenches using the four helpers hired above	2 months	$25,000.00
Our Field Geologist will supervise cleaning and repairing of existing adits to remove debris and permit unobstructed access for the purpose of conducting underground sampling	3 months	$35,000.00
Our Field Geologist will supervise our helpers who will systematically sample the underground workings to determine mineralized areas using hammers and chisels to cut slots on five-foot centers.	2 months	$25,000.00
Based on the above step, our Field Geologist will determine the location of underground drill stations.	0.5 months	$0
Our Consulting Geologist will supervise a Contract Miner who will excavate the underground drill stations by mining an area adjacent to the veins sufficiently large to set up an underground drill.	4 months	$75,000.00
Conduct underground drilling at 1000 meters	3 months	$200,000.00
Assay all samples, including trench samples, underground adit samples and drill core samples using a contract laboratory.	3 months	$30,000.00
Conduct reserve mapping based on drill and assay reports to estimate the tonnage and grades contained in the four primary veins on the El Cumbro and El Cusito properties and computerize the mine planning	2 months	$30,000.00
Purchase of Exploration Equipment		$358,000.00
• Back Hoe Tractor with Excavator, Used		$85,000.00
• 20 yard Dump Truck, Used		$60,000.00
• Equipment Trailer, Used		$10,000.00
• 20 KWH Generator		$30,000.00
• Air Compressor		$15,000.00
• Office Trailer, Used		$20,000.00
• Sample Preparation and Storage, Portable Building, Used		$25,000.00
• Fuel Tank, Portable, Used		$5,000.00
• Water Tank, Portable, Used		$8,000.00
• Misc. Tools		$40,000.00
• Light Duty Transportation, Van and Pick-up and one all terrain vehicle	2 months	$60,000.00

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

The Langtry property in San Bernardino County, California
Our Langtry property Plan of Operations is contingent upon closing on the purchase of the property, for which there is no assurance whatsoever that we will obtain sufficient financing. In September 2008, we re-negotiated the terms on the purchase of the Langtry property, which requires a $2,000,000 installment payment by December 5, 2008, with the remaining purchase price financed over a fifteen-year period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended September 30, 2008 have been applied consistently with the quarter ended September 30, 2008.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the financial quarter ending September 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Available Information.

We are an Arizona corporation with our principal executive offices located at 5210 East Williams Circle, Suite 700, Tucson Arizona 85711. Our telephone number is (520) 889-2040. Our fax number is: (520) 889-2733. Our website address is www.internationalsilverinc.com. We file our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website or from the SEC free of charge at www.sec.gov. The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330. Our Code of Business Conduct and Ethics is also available free of charge on our website or by faxing a request to us at: (520) 889-2733.

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

As of our December 31, 2007 year-end and as of September 30, 2008, we have an accumulated deficit of $464,210 and $555,233, respectively. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $13,000,000 of financing, we will have to curtail or terminate our planned business operations , in which case you will lose part or all of your investment in our common stock.

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

In June 2006, we began our current business plan of conducting exploration for silver and other minerals. Our short operating history has consisted of preliminary exploration activities and non-income-producing activities. Accordingly, we have no adequate operating history for you to evaluate our future success or failure.

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

If we fail to make the next installment payment of $2,000,000 due December 5, 2008 for our purchase of the Langtry property, we will lose our right to purchase the Langtry property.

To complete the purchase of the Langtry property we are required to pay a $2,000,000 installment payment by December 5, 2008, with the remaining $5,900,000 obligation financed over a 15 year period. If we are unable to purchase the Langtry property our operational plan will be significantly impacted.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about September 8, 2008, we issued 335,567 shares of our restricted common stock to a shareholder/officer to extinguish $96,979 we owed the shareholder/officer consisting of the principal portion of a $90,000 March 3, 2008 loan he made to us and $6,979 of company-related expenses paid by the shareholder officer on our behalf.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

Effective October 1, 2008, we moved our offices from 8040 South Kolb Road, Tucson, Arizona 85706 to a more central business location at 5210 East Williams Circle, Suite 700, Tucson, Arizona 85711. We sub-lease our offices from an affiliate, Atlas Precious Metals, Inc. We pay Atlas Precious Metals a monthly payment of $500. We occupy two offices. We have a one-year sub-lease agreement with Atlas Precious Metals, Inc. and our lease may be renewable for an additional year at $600 per month.

ITEM 6 EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Dated: November 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	November 12, 2008
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	November 12, 2008
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002