Form 10-K/A
period 2007-12-31
INTERNATIONAL SILVER INC
filed 2009-01-09
CIK 1419482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K/A – AMENDMENT NO. 1

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

Issuer's revenues for its most recent fiscal year: $119,838

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

As more fully discussed in our Property Section beginning on page 9 we hold interests in and plan to conduct exploration activities at these other properties:

•	The Tecoma property located in Box Elder County Utah, where we intend to explore for silver; and;
•	The Leviathan Property, in San Bernardino County, California, consisting of 60 unpatented mining claims encompassing 1,304 acres, where we intend to explore for silver and barite.

We also plan to purchase the Langtry property, which abuts our Leviathan property in San Bernardino County, California, where, if we acquire the Langtry property, we intend to explore for silver and barite.

Although we generated total revenues of $227,121 in 2005 and $209,665 in 2006 from engineering/mining related consulting services, revenues generated in 2007 of $119,838 have decreased significantly since June 16, 2006 when we changed the nature of our operations solely to exploration activities.

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

As of our December 31, 2007 year-end, we have an accumulated deficit of $464,210. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $19,000,000 of financing, we will be unable to pursue our planned business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

To complete the purchase of the Langtree property we are required to pay by September 7, 2008, the $7,990,000 purchase price for that property. If we are unable to purchase the Langtree property it will significantly impact our operational plan.

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

Metales Preciosos S.A. de C.V.

In November 2006, we acquired from our affiliate, Atlas Precious Metals, Inc., 98% of the equity of Metales Preciosos, S.A. de C.V. (“Metales Preciosos”), a Mexico corporation, by issuing 300,000 shares of our common stock to Atlas Precious Metals that owned Metales Preciosos since October 2003. Our Chief Executive Officer, Mr. Harold R. Shipes, owns the remaining 2%. Metales Preciosos, which we now own, owns a 100% undivided interest in the following four properties located in the southeast part of the State of Sonora, Mexico:

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

Item 6. Selected Financial Data

	December 31, 2007	December 31, 2006	Exploration Stage (since inception) June 16, 2006 to December 31, 2007

Revenue	119,838	209,665	119,838
Total Operating Expenses	237,965	262,848	398,798
Cash on Hand	51,283	2,042	N/A
Total Assets	349,578	332,777	N/A
Current Liabilities	122,850	80,331	N/A
Working Capital (Deficit)	129,706	155,049	N/A
Accumulated Deficit	(464,210)	(339,258)	(293,600)
Exploration Costs	22,902	69,071	91,973

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

Financial Condition and Changes in Financial Condition

At December 31, 2007, we had cash resources $51,283 and receivables of $200,261, which is sufficient to conduct our exploration activities and meet our maturing obligations for several months. Our continued activities are dependent upon obtaining adequate financing, as described below. Our financial condition as of December 31, 2007 compared to December 31, 2006 is summarized below, as follows:

Assets.

As of December 31, 2007, we had total assets of $349,578 compared to total assets of $332,777 as of December 31, 2006, representing a 5% increase or $16,801. Current assets comprise 72% and 71% of our total assets at December 31, 2007 and December 31, 2006, respectively, as further depicted below:

	At December 31, 2007	At December 31, 2006	Net Incr./(Decr.)
Current Assets:
Cash	$51,283	$2,042	$49,241
Accounts Receivable	200,261	232,044	(31,783)

Prepaid Expenses	1,012	1,294	(282)
Current Assets	$252,556	$235,380	$17,176

Property, Plant & Equip.	$90,687	$91,062	$(375)
Other Assets	6,335	6,335	0
Total Assets	$349,578	$332,777	$16,801

The 2,411% increase or $49,241 in cash comparing the period ending December 31, 2007 to the period ending December 31, 2006, is attributable to proceeds from common stock sales and collection of trade receivables resulting in a substantial reduction in that account.

Property, plant and equipment is comprised primarily of $90,000 in real property and other assets represents deposits.

Liabilities and Shareholders’ Equity

	At December 31, 2007		At December 31, 2006	Net Incr./(Decr.)
Liabilities
Accounts Payable	$18,512		$16,638 $	$1,874
Accrued Expenses	104,338		63,693	$40,645
Notes Payable	0		168,093	(168,093)
Total Liabilities	$122,850		$248,424 $	(125,574)

Shareholders’ Equity

Capital Stock	693,500		423,907	269,593
Accum.Deficit	(464,210	) )	(339,258)	(124,952)
Non-Controlling Interest	(2,562)		(296)	(2,266)

Shareholder’s Equity	$226,728		$84,353 $	142,375

Total Liabilities & Equity.	$349,578		$332,777 $	16,801

Total liabilities decreased by 51% or $125,574 to $122,850 at December 31, 2007, compared to $248,424 at December 31, 2006. This decrease is due to the conversion of $168,093 of debt for equity, net of an increase in accrued interest, rent and payables of $42,519.

Shareholders’ Equity increased by 168% or $142,375 to $226,728 as of December 31, 2007, compared to $84,353 as of December 31, 2006. This increase is primarily due to: (a) the issuance of shares for: (i) cash of $80,000; and (ii) services valued at $21,500; and (b) the exchange of shares for the reduction of $168,093 of debt, net of the losses in the amount of $127,218 incurred in 2007.

Liquidity and Capital Resources

Working capital decreased by $25,343 or 16% to $129,706 at December 31, 2007, compared to $155,049 at December 31, 2006. Cash on hand increased by $49,241 as a result of proceeds from the sale of our common stock sold in a private placement, while receivables and prepaid expenses decreased by $32,065 and accounts payable and accrued expenses increased by $42,519.

Net cash outflows from operating activities decreased by 201% or $20,541 to $(30,759) at December 31, 2007, compared to ($10,218) at December 31, 2006. This decrease is primarily the result of losses incurred in the current period ended December 31, 2007.

During 2007 there we re no investing activities, while in 2006 we purchased  land for $90,000 and we had $6,668 in equipment purchases.

Cash flows from financing activities at December 31, 2007 were $80,000, compared to $95,480 at December 31, 2006. During 2007, we sold 260,000 shares of common stock in a private placement that yielded $80,000 in cash proceeds.

Our new business plan does not reflect, nor do we anticipate, any revenues during our exploration phase, aside from ongoing engineering services rendered to an affiliate for feasibility studies.  We do not anticipate any other type of revenue until we complete the purchase of the Langtry property, confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities; there is no assurance that we will have sufficient financing to accomplish or otherwise be successful at meeting these objectives. At the same time, we must complete similar actions at our Tecoma properties and our Mexican properties, similarly of which there is no guarantee of success or that we will have sufficient financing to accomplish those objectives.

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 as we have an accumulated deficit of $464,210. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to collect upon existing receivables and raising funds through an equity funding. We anticipate total spending requirements of approximately $19,000,000 pending adequate financing over the next eighteen months, in the following areas:

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

Results of Operations

We incurred losses of $127,218 during the year ended December 31, 2007, an increase of $60,224 over the prior year. The increase is due primarily to the change in our focus from engineering services to conducting exploration activities.

An analysis of the major components of our results of operations is, as follows:

 Revenues. During the year ended December 31, 2007 and December 31, 2006, we had revenues of $119,838 and $209,665, respectively. This decrease in revenues of 43% or $89,827 is directly related to our change in business from engineering services to exploration, which resulted in the cessation of our  rendering engineering services other than the completion of feasibility studies and related work.

 Operating Loss.   Operating losses increased by 122% or $64,944 to $118,127 for the year ended December 31, 2007, from $53,183 for the year ended December 31, 2006.  This increase in loss over those incurred in 2006 was primarily due to the decrease in revenue of engineering services.

 Exploration Expenses . Exploration costs decreased by 67% or $46,169 to $22,902 for the year ended December 31, 2007, from $69,071 for the comparable 2006 period.  Exploration costs decreased as a result of a reduction in exploratory activities.

 General & Administrative Expenses. General and administrative expense increased by 10% or $20,132 to $213,846 for the year ended December 31, 2007 from $193,714 during the year ended December 31, 2006.  The increase in our general administrative expense is primarily attributable to costs associated with funding procurement, such as consulting fees, legal and travel costs.

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

 Net Loss.   Net loss for the year ended December 31, 2007 increased by 90% or $60,224 to $127,218 from $66,994 during the same 2006 period.  This increase in loss was due primarily to the decrease in engineering services revenue and increased general administrative expenses of 10% or $20,132, when comparing our 2007 fiscal year to our 2006 fiscal year.

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

 Accumulated losses of $293,660 incurred from the inception of the “exploration phase” accounts for approximately 63% of the accumulated deficit of $464,210 reflected in the Shareholders’ Equity section of our financial statements. Our prior engineering activities accounts for the other portion of the deficit.

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(An Exploration Stage Enterprise)

We have audited the accompanying restated balance sheets of International Silver, Inc. (An Exploration Stage Enterprise) as of December 31, 2007, 2006 and 2005, and the related restated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005 and since inception of Exploration Stage June 16, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. (An Exploration Stage Enterprise) as of December 31, 2007, 2006 and 2005 and the results of its restated operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 and since inception of Exploration Stage June 16, 2006 though December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has an accumulated deficit of $464,210 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
December 18, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

International Silver, Inc.
(An Exploration Stage Enterprise)

Consolidated Restated Financial Statements

For The Years Ended December 31, 2007, 2006 and 2005

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	At December 31
	2007	2006	2005
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$51,283	$2,042	$13,448
Accounts receivable, net	200,261	232,044	128,641
Prepaid expenses	1,012	1,294	0
Total Current Assets	$252,556	$235,380	$142,089

PROPERTY AND EQUIPMENT - Note C
Land	$90,000	$90,000	$0
Machinery & equipment	0	0	277,498
Furniture & fixtures	5,543	5,543	90,037
Vehicles	1,125	1,125	26,715
	$96,668	$96,668	$394,250
Less accumulated depreciation	(5,981)	(5,606)	(394,250)
Total Property, Plant and Equipment	$90,687	$91,062	$0

OTHER ASSETS
Deposits	$6,335	$6,335	$6,335
Total Other Assets	$6,335	$6,335	$6,335

TOTAL ASSETS	$349,578	$332,777	$148,424

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Comparative Balance Sheets

	At December 31
	2007	2006	2005
	(Restated)	(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$18,512	$16,638	$8,393
Accrued expenses	104,338	63,693	51,456
Total Current Liabilities	$122,850	$80,331	$59,849

LONG-TERM LIABILITIES
Notes payable – Note D	$0	$168,093	$102,613

TOTAL LIABILITIES	$122,850	$248,424	$162,462

SHAREHOLDERS’ EQUITY -Note F
Common stock authorized shares 500,000,000; par value $0.0001 per share
issued & o/s – 12/31/07 14,526,186	$1,452
issued & o/s – 12/31/06 13,430,000		$1,343
issued & o/s – 12/31/05 12,000,000			$1,200
Additional paid-in capital	692,048	422,564	257,322
Minority Interest in Subsidiary	(2,562)	(296)	0
Accumulated (Deficit) during Exploration Stage	(464,210)	(339,258)	(272,560)
Total Shareholders’ Equity	$226,728	$84,353	$(14,038)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$349,578	$332,777	$148,424

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

	At December 31			Exploration Stage (Since Inception) (June 16, 2006 -
	2007	2006	2005	December 31, 2007)
	(Restated)	(Restated)		(Restated)
REVENUES
Consulting	$112,710	$163,915	$216,188	$112,710
Other	7,128	45,750	10,933	7,128
Total Revenues	$119,838	$209,665	$227,121	$119,838

OPERATING EXPENSES
Production costs	$0	$0	$0	$0
Exploration costs – Note J	22,902	69,071	0	91,973
General and administration	213,846	193,714	226,963	306,637
Depreciation and depletion	375	63	0	188
Remeasurement loss	842	0	0	0
Total operating expenses	$237,965	$262,848	$226,963	$398,798

OPERATING (LOSS)	$(118,127)	$(53,183)	$158	$(278,960)

OTHER INCOME (EXPENSE)
Interest expense	$(9,091)	$(13,811)	$(11,082)	$(14,640)
Total other income/(expense)	$(9,091)	$(13,811)	$(11,082)	$(14,640)

Net Income/(Loss) – 100%	$(127,218)	$(66,994)	$(10,924)	$(293,600)

Less: Minority Interest In Subsidiary	$2,266	$296	$0

Net Income/(Loss)	$(124,952)	$(66,698)	$(10,924)

ACCUMULATED (DEFICIT)
Beginning of Period	$(339,258)	$(272,560)	$(261,636)

End of Period	$(464,210)	$(339,258)	$(272,560)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE	$(.009)	$(.005)	$(0.001)

WEIGHTED AVERAGE SHARES OUTSTANDING	13,978,093	13,430,000	12,000,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

	At December 31			Exploration Stage (Since Inception) (June 16, 2006 -
	2007	2006	2005	December 31, 2007)
	(Restated)	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(124,952)	$(66,698)	$(10,924)	$(293,600)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Minority Interest in Subsidiary	(2,266)	(296)		(2,562)
Depreciation and depletion	375	63	0	188
Depreciation adjustment	0	5,543	0	0
Issuance of common stock
In exchange for services	21,500	80,000	0	101,500
In exchange for exploration costs	0	55,385	0	55,385
Changes in operating assets and liabilities
Decrease/(Incr.) in accounts receivable	31,783	(103,403)	(21,212)	47,974
Decrease/(Incr.) in prepaid expenses	282	(1,294)	0	1,012
(Decrease)/Incr. in accrued expenses	40,645	12,237	9,222	48,212
(Decrease)/Incr. in accounts payable	1,874	8,245	8,597	(14,768)
Net cash flows (used by) operating activities	$(30,759)	$(10,218)	$(14,317)	$(56,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	$0	$(90,000)	$0	$(90,000)
Purchase of equipment	0	(6,668)	0	(6,668)
Net cash flows from investing activities	$0	$(96,668)	$0	$(96,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Cancellation of Debt	$(168,093)	$0	$0	$(168,093)
Recharacterization of Debt to Equity	168,093	0	0	168,093
Net proceeds	80,000	30,000	0	110,000
Borrowings from related parties	0	65,480	15,000	62,980
Net cash flows provided by financing activities	$80,000	$95,480	$15,000	$172,980

NET (DECREASE) IN CASH	$49,241	$(11,406)	$683	$19,653

CASH - BEGINNING OF PERIOD	$2,042	$13,448	$12,765	$31,630

CASH - END OF PERIOD	$51,283	$2,042	$13,448	$51,283

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

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Accum.
	Shares	Amount	Capital	(Deficit)	Total
				(Restated)	(Restated)
Balance at December 31, 2004	12,000,000	$1,200	$257,322	$(261,636)	$(3,114)

Net Income/(Loss)				(10,924)	(10,924)

Balance at December 31, 2005	12,000,000	$1,200	$257,322	$(272,560)	$(14,038)

Shares issued for services	1,100,000	110	79,890		80,000
Shares issued for land	30,000	3	29,997		30,000
Shares issued for expl. costs	300,000	30	55,355		55,385
Net Income/(Loss) – Parent Co.				(66,698)	(66,698)
Net Income/(Loss) in Subsidiary				(296)	(296)

Balance at December 31, 2006	13,430,000	$1,343	$422,564	$(339,554)	$84,353
Shares issued for services	500,000	50	21,450		21,500
Shares exchanged for debt	336,186	33	168,060		168,093
Shareholder/Officer – Issued on June 30, 2006 at $0.50/share

Shares issued for cash	260,000	26	79,974		80,000
Sale of common stock via Private Placement – Various individuals - Issued from May 4, 2007 through November 7, 2007:
60,000 shares issued at $0.50 per share
200,000 shares issued at $0.25 per share

Net Income/(Loss) – Parent Co.				(124,952)	(124,952)
Net Income/(Loss) in Subsidiary				(2,266)	(2,266)

Balance at December 31, 2007	14,526,186	$1,452	$692,048	$(466,772)	$226,728

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

Going Concern Considerations
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $464,210 as of December 31, 2007, which raises substantial doubt for the Company’s ability to continue as a going concern.

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

Accounts Receivables
Trade receivables are stated, net of an allowance for uncollectible accounts, based on prior experience. At December 31, 2007 receivables were $200,261, net of an allowance for uncollectible accounts in the amount of $4,608. At December 31, 2006 , trade receivables were $232,022, net of an allowance for uncollectible accounts of $12,213 and at December 31, 2005, trade receivables were $128,641, net of an allowance for uncollectible accounts of $6,770.

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

Net deferred tax assets consists of the following components as of December 31, 2007, 2006 and 2005

	2007	2006	2005
Net operating loss carryover	$71,851	$30,031	$29,456
Valuation account	(71,851)	(30,031)	(29,456)
Net Deferred Tax Asset	$0	$0	$0

At December 31, 2007, the Company had net operating carry forwards of $206,131 for federal income tax purposes and $212,,419 for state income tax purposes that may be offset against future taxable income from years 2008 through 2026. No tax benefit has been reported in the December 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Non-Monetary Exchanges

In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB No. Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date that this Statement was issued. The exchange of the Company’s common stock for a 98% interest in Metales Preciosos Atlas, S.A. de C.V. is covered under Note D.

Note C – Property, Plant and Equipment

Property, plant and equipment, exclusive of mineral interests, which are reported under Note J - Exploration Costs, as required by Industry Guide 7, are comprised of the following:

	At December 31
	2007	2006	2005

Capitalized mining equipment and vehicles consists of the following:
Land	$90,000	$90,000	$0
Leasehold Improvements	0	0	26,715
Machinery and equipment	0	0	277,498
Office equipment and computers	5,543	5,543	90,037
Vehicles	1,125	1,125	0
Less: accumulated depreciation	(5,981)	(5,606)	(394,250)
Less: accumulated impairment	0	0	0
Net Total	$90,687	$91,062	$0

Note D - Loans and Notes Payable

Debt obligations outstanding at December 31, 2007, 2006 and 2005 are as follows:

	At December 31
	2007	2006	2005

Loans payable to shareholder, unsecured with interest at 10% per annum, payable on demand	$0	$168,093	$102,613

Total Loans and Notes	$0	$168,093	$102,613
Less: Current maturities	0	0	0
Non-Current maturities	$0	$168,093	$102,613

As of December 31, 2007, the Company did not have any long-term obligations. On June 30, 2007, the Company agreed to a resolution to cancel its indebtedness to a shareholder in exchange for shares of the Company’s common stock. Refer to Note G – Related Party Transactions.

Note E - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2006, 2005 and prior years as follows:

Net Operating Loss carry-forward to FYE 12/31/99	$171,725
Net Operating Income - Year 2000 (Applied)	(63,853)
Net Operating Loss carry-forward to Year 2001	107,872
Net Operating Loss - Year 2001	179,246
Net Operating Loss carry-forward to Year 2002	287,118
Net Operating Loss - Year 2002	25,497
Net Operating Loss carry-forward to Year 2003	312,615
Net Operating Income - Year 2003 (Applied)	(172,247)
Net Operating Loss carry-forward to Year 2004	140,368
Net Operating Income - Year 2004	(37,634)
Net Operating Loss carry-forward to Year 2005	102,734
Net Operating Loss - Year 2005	3,774
Net Operating Loss carry-forward to Year 2006	106,508
Net Operating Income - Year 2006 (Applied) – As amended	(4,693)
Net Operating Loss carry-forward to Year 2007	101,815
Net Operating Loss - Year 2007	104,316
Net Operating Loss carry-forward to Year 2008	$206,131

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

As of December 31, 2007, the Company recorded a deferred tax benefit of $71,851, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. No permanent or temporary timing differences between book and tax income have occurred through December 31, 2007.

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

Note J - Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by Industry Guide 7. Exploration costs incurred since inception are comprised of the following:

	Year
	2007	2006	2005
Mineral Interests

El Cumbro property – Mexico	$0	$14,260	$0
El Cusito property - Mexico	0	15,000	0
Canada de Oro property - Mexico	0	15,000	0
La Moneda property - Mexico	0	10,000	0
Langtry property - California (option)	10,000	0	0
Calico District - California (claims)	12,770	0	0
Sub-total - mineral interests acquired	$22,770	$54,260	$0
General exploration costs	132	14,811	0

Total exploration costs	$22,902	$69,071	$0

Mineral interests, acquired in year 2006 in the amount of $54,260, reflect the acquisition of a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican subsidiary, which has an “undivided interest” in three mining properties (claims) and also a 98% “undivided interest” in a gold exploration property (La Moneda).

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

Note K – Restatement of Financial Statements

The accompanying financial statements for the year ended December 31, 2007  have been restated to reflect additional revenues of $112,710 earned but unbilled at the end of the fiscal period.  Additionally, the financial statements for the year ended December 31, 2006 have also been restated to reflect the reclassification of land costs, in the amount of $90,000, previously recorded as an exploration cost.

Year ended December 31, 2007	Revised		Original
Consolidated Balance Sheet:
Accounts Receivable		$200,261	$87,551
Property, Plant & Equipment-Land		$90,000	$0
Total Assets		$349,578	$146,868

Accumulated Deficit	$	(464,210)	$(666,920)
Total Shareholders’ Equity		$226,728	$24,018

Consolidated Statement of Operations:
Revenue		$119,838	$7,128
Net Loss	$	(127,218)	$(239,928)

Year ended December 31, 2006	Revised		Original
Consolidated Balance Sheet:
Property, Plant & Equipment-Land		$90,000	$0
Total Assets		$332,777	$242,777

Accumulated Deficit	$	(339,258)	$(429,258)
Total Shareholders’ Equity		$84,353	$(5,647)

Consolidated Statement of Operations:
Operating Costs – Exploration Costs		$69,071	$159,071
Net Loss	$	(66,994)	$(156,994)

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
Exhibit 23(a): Consent of Moore & Associates, Chartered, Accountants and Advisors dated January 9, 2009
Exhibit 31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 32.1 Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
Exhibit 32.1 Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*Incorporated by reference to S-1 Registration Statement filed with the Securities and Exchange Commission on February 22, 2008 and declared effective by the Securities and Exchange Commission on March 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Dated: January 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	January 9, 2009
Harold R. Shipes	Principal Executive Officer Chief Executive Officer

/s/Herbert E Dunham	Director	January 9, 2009
Herbert E Dunham

/s/ Michael Harrington	Director	January 9, 2009
Michael Harrington

/s/John A. McKinney	Chief Financial Officer	January 9, 2009
John A. McKinney	Principal Accounting Officer Executive Vice President

/s/ Matt J. Lang	Secretary/Vice President of Administration	January 9, 2009
Matt J. Lang

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Inapplicable. We have not provided an annual report to our security holders and we have never filed a Proxy Statement.