Form 10-K
period 2008-12-31
INTERNATIONAL SILVER INC
filed 2009-04-01
CIK 1419482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

International Silver, Inc.
(Exact name of registrant as specified in its charter)

Arizona
(State or other jurisdiction of incorporation or organization)

0001419482	86-0715596
(Commission File Number)	(IRS Employer Identification Number)

5210 E. Williams Circle, Suite 700
Tucson, Arizona 85711
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
Yes ☐ No ☒

As of December 31, 2008,  the aggregate market value of the voting stock held by non-affiliates of the registrant ("aggregate market value") was approximately $1,501,175. This calculation is based on: (a) our not yet establishing an active trading market; (b) not having a bid or ask price to determine the aggregate market value. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Issuer's revenues for its most recent fiscal year: $120,498
The number of shares of the registrant's $.0001 par value common stock outstanding as of April 20, 2008 was 15,011,753.

Table of Contents

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

On November 2, 2006, we acquired 98% of our subsidiary, Metales Preciosos S.A. de C.V. (“Metales Preciosos”), a Mexico based company incorporated in Mexico on April 21, 2003. Metales Preciosos holds four of the exploration properties - El Cumbro, El Cusito, Canada de Oro,, and La Moneda properties located all located in Mexico.  In 2008, there were minimal exploration efforts on these properties, while other prospective properties within the same region were reviewed.

Additional property reviews conducted during 2008 were in the western region of the United States at our Leviathan property located in San Bernardino County, California and prospective properties in the State of Nevada..

Although we generated total revenues of $227,121 in 2005 and $209,665 in 2006 from engineering/mining related consulting services, revenues generated in 2007 of $119,838 and $120,498 in 2008 have decreased significantly since June 16, 2006 when we changed the nature of our operations solely to exploration activities.

We have relied upon funds raised from the sale of our common stock, funds provided by our management and limited engineering services to cover our operating costs and expenses. Our independent accountant has issued an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Employees
We currently have five employees: (a) Mr. Harold R. Shipes, our Chief Executive Officer; (b) Mr. John A. McKinney, our Executive Vice President/Chief Financial Officer; (c) Mr. Matthew J. Lang, our Vice President of Administration/Corporate Secretary; (d) Mr. Alexander Makaron, our Engineer; and (e) Mr. Ruben Vasquez, Exploration Office Administrator in Mexico.

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

•	Exploration equipment rentals from companies in Barstow, California and Hermosillo, Sonora, Mexico;
•	Sample preparation and assay services in both areas from ALS Chemex, a world-wide assay laboratory located in Canada;
•	Purchase of bulldozers, excavators, and grading equipment through equipment companies such as the Catepillar dealer and use equipment dealer.
•	Smelting, refining and purchasing of production through Glencore and Gerald Metals, and Penoles in Mexico;
•	Transportation through SP Railways in the United States, Ferro Carriles de Mexico, and local truck haulage companies in both major areas;
•	Diesel fuel and gasoline for the generation of electricity and fueling of equipment, which we will purchase from commercial suppliers in Barstow, California and Hermosillo, Sonora, Mexico;
•	Tires to be purchased from Goodyear or Michelin;

•	Equipment, parts and service to be furnished by local suppliers;
•	Flotation reagents, that are used for separating valuable minerals from their gang rock, which will be purchased from Dow Chemicals or other suppliers;
•	Consumables to be furnished by local suppliers;
•	Grinding media that is used for milling of mined products to enable flotation recovery of valuable minerals, to be purchased from Nucor Steel or other commercial foundries;

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

Leviathan Property
The following approvals will be required from the government of California relative to our Leviathan property:

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

As of our December 31, 2008 year-end, we have an accumulated deficit of $712,008. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $10.0 million of financing, we will be unable to pursue our planned business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

In June 2006, we began our current business plan of conducting exploration for silver and other minerals — our short operating history has consisted of preliminary exploration activities and non-income-producing activities. Accordingly, we have no adequate operating history for you to evaluate our future success or failure.

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

Item 2. Properties

Our Corporate Offices
Tucson, Arizona

Our corporate offices, which are located at 5210 E. Williams Circle, Suite 700, Tucson, Arizona 85711, are leased from an affiliate, Atlas Precious Metals, Inc., who have a five-year lease with WC Partners, a Los Angeles, California-based company, whereby Atlas Precious Metals pays rent of $8,393 monthly, including utilities. We pay Atlas Precious Metals Inc. $500 per month for our space at this location. Our space is adequate for our purposes.

Our Subsidiary’s Offices
Sonora, Mexico

Our wholly-owned Mexico based subsidiary, Metales Preciosos Atlas, S.A. de C.V., has a one-year lease, commencing December 1, 2008, renewable for an additional year. The office is located at Plaza Guaycanes Blvd., Morelos Num. 389, Local 17 Altos CP 83148 in Hermosillo, Sonora, Mexico. The monthly lease payment is $5,200 Mexican pesos plus 15% I.V.A. for 70 square meters of office space. which is adequate for their purposes. Annual renewal is subject to an annual increase $500 Mexican pesos monthly.

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

Exploration Properties and Claims

Overview of Exploration Properties and Claims

We have the right to explore for various metals, including gold, silver, copper, lead, zinc, berite; however, our initial primary activities will focus on the exploration of silver. Our rights were obtained through outright property acquisition, staking of Bureau of Land Management claims, and purchase of Bureau of Land Management claims. None of our rights have been obtained through leases. Our properties are located in the State of Sonora Mexico, and San Bernardino County, California. These properties are known as:

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

Lantry Property

In December, 2008 the purchase option for the Langtry property located in San Bernardino County, California expired. Due to current economic conditions, we opted to forego the purchase.

Leviathan Property

The Leviathan Property consists of 60 unpatented mining claims, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. The Claims are referred to collectively as the Leviathan Claims and are grouped as Leviathan 1 through Leviathan 14, and Lilly 11-20 that were approved by the Bureau of Land Management in September and October 2007, at which time the Bureau of Land Management approved the Company’s Notice of Location for Lode Mining Claims stating that we have located and have the right to the Leviathan unpatented mining claims. Each claim consists of 20.7 acres, for a total of 1,304 acres.

Property Description, Location and Access

The Leviathan Property consists of 60 unpatented lode mining claims encompassing 1,304 acres.

The Leviathan Property, is located approximately 10 miles northeast of the town of Barstow, California, 145 miles northeast of Los Angeles. The small communities of Dagget and Yermo, California lie about six miles east from Barstow on Interstate 15 and taking the Meridian Road exit, then east one mile on Frontage Road to the Yermo cutoff, then 3.2 miles north on Merdian Road to the paved portion of the Randberg-Barstow Road, then two miles north to a dirt road which leads eastward onto the claims. Access to the property is accessible year round. There are no weather related conditions preventing access to the property on a year round basis. We know of no environmental or archeological issues related to this property.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2008 or at any other time during 2008 for a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information
Our common stock has been quoted on the Over the Counter Bulletin Board (the "OTCBB") under the trading symbol "ISLV" commencing March 31, 2008. Our common stock was not quoted under any trading medium at our year end of December 31, 2008.

Holders
As of December 31, 2008, there were 46 shareholders of record.

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

Sales Of Unregistered Securities

On June 30, 2008, we issued 150,000 shares of our common stock to Hamilton & Lehrer, P.A. in exchange for legal services.

On September 30, 2008, we issued 335,567 shares of our common stock to our Chief Executive Officer, Harold R. Shipes and his wife, Eileen Shipes, in full satisfaction of the principal portion of the $90,000 loan that our Chief Executive Officer extended to us to place an option towards the purchase of the Langtry property and $6,979 in business debts that he paid on our behalf. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“the Securities Act”) for the offer and sale of the above shares. We believed that Section 4(2) was available because: (a) there was no general solicitation in the offer or sale; (b) all purchasers were accredited investors; (c) we placed restrictive legends on the certificates representing these securities issued to the accredited investors stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale; and (d) the offer and sale did not involve a public offering.

Use of Proceeds
Not applicable. Although we received proceeds from the sale of our common stock in a private placement and under the immediately above indicated exemptions, we did not receive any proceeds from the resale of our common stock by the Selling Shareholders indicated in our S-1 Registration Statement.

Item 6. Selected Financial Data

	December 31, 2008	December 31, 2007	Exploration Stage (since inception) June 16, 2006 to December 31, 2008

Revenue	120,498	119,838	240,335
Total Operating Expenses	361,132	237,965	759,127
Cash on Hand	50,274	51,283	N/A
Total Assets	150,596	349,578	N/A
Current Liabilities	85,380	122,850	N/A
Working Capital (Deficit)	(96)	129,706	N/A
Accumulated Deficit	(712,008)	(464,210)	(541,289)
Exploration Costs	155,843	22,902	247,816

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

We are an exploration stage company that engages in minerals exploration activities in the United States and Mexico involving silver, gold, zinc, copper and other minerals. To-date, we have not generated any revenues from any of these activities since approximately June, 2006, when we switched our emphasis in our business plan and commenced our mineral exploration business. To date, our exploration activities have been limited to the exploration and purchasing of mineral interests in the United States and Mexico.
We have realized consulting fees from on-going engineering services, which along with funding received on a previous private placement have enabled us to continue, on a limited basis, our exploration activities until additional funding resources are obtained.

Financial Condition and Changes in Financial Condition

At December 31, 2008, we had cash resources $50,274 and receivables of $31,688, including on-going engineering contract work to enable us to continue to conduct our exploration activities and meet our maturing obligations for several months. Our continued activities are dependent upon obtaining adequate financing, as described below. Our financial condition as of December 31, 2008, compared to December 31, 2007 is summarized below, as follows:

Assets.

As of December 31, 2008, we had total assets of $150,596 compared to total assets of $349,578 as of December 31, 2007, representing a 57% decrease or $198,982. Current assets comprise 57% and 72% of our total assets at December 31, 2008 and December 31, 2007, respectively, as further depicted below:

	At December 31, 2008	At December 31, 2007	Net Incr./(Decr.)
Current Assets:
Cash	$50,274	$51,283	$(1,009)
Accounts Receivable	31,688	200,261	(168,573)
Employee Advance	2,317	0	2,317
Prepaid Expenses	1,005	1,012	(7)
Current Assets	$85,284	$252,556	$(167,272)

Property, Plant & Equip.	$312	$90,687	$(90,375)
Other Assets	65,000	6,335	58,665
Total Assets	$150,596	$349,578	$(198,982)

The 2% decrease or $1,009 in cash comparing the period ending December 31, 2008 to the period ending December 31, 2007, is attributable to proceeds from receivables, primarily applied to sustain on-going exploration activities.

Property, plant and equipment decreased by $90,375 which is attributable to the sale of the Tecoma property, in 2008.

Other assets increased by $58,665, primarily representing the investment in marketable securities (Not for Sale) $25,000 and deferred financing costs of $40,000.

Liabilities and Shareholders’ Equity

	At December 31, 2008	At December 31, 2007	Net Incr./(Decr.)
Liabilities
Accounts Payable	$2,732	$18,512	$(15,780)
Accrued Expenses	82,648	104,338	(21,690)

Total Liabilities	$85,380	$122,850	$(37,470)

Shareholders’ Equity

Capital Stock	$810,479	$693,500	$116,979
Accum.Deficit	(712,008)	(464,210)	(247,798)
Non-Controlling Interest	(3,255)	(2,562)	(693)
Treasury Stock	(30,000)	0	(30,000)

Shareholder’s Equity	$65,216	$226,728	$(161,512)

Total Liabilities & Equity.	$150,596	$349,578	$(198,982)

Total liabilities decreased by 31% or $37,470 to $85,380 at December 31, 2008, compared to $122,850 at December 31, 2007. This decrease is primarily due to lower accruals for rent ($28,972), net of increased interest accruals of $7,496 and reduced payables ($15,780) at December 31, 2008.

Shareholders’ Equity decreased by 71% or $161,512 to $65,216 as of December 31, 2008, compared to $226,728 as of December 31, 2007. This decrease is primarily due to a loss from operations of $247,798 for the year 2008, offset partially by the issuance of common stock for services in the amount of $20,000; and the exchange of shares for the reduction of $96,979 of debt.

Liquidity and Capital Resources

Working capital decreased by $129,802 to ($96) at December 31, 2008, compared to $129,706 at December 31, 2007. This decrease results principally from the reduction in receivables by $168,256, offset by decreased payables and accrued expenses in the amount of $37,420.

Net cash outflows from operating activities increased by 202% or $62,229 to ($92,988) at December 31, 2008, compared to ($30,759) at December 31, 2007. This increase in cash outflows is primarily the result of higher losses in year 2008 than in year 2007 by $122,846 due to increased exploration activities, a reduction in payables and accrued expenses in the amount of $79,989, offset by reduction in receivables by $134,472 during the year 2008.

During 2008, we expended $130,000 in investment activity; $40,000 towards obtaining financing and/or joint ventures and placing an option payment on the purchase of mining property in the amount of $90,000. During 2007, there was no investment activity.

Cash flows from financing activities in 2008 were $221,979, compared to $80,000 in 2007, for an increase of $141,979 or an increase of 177%. These activities included the return of the Tecoma mining property ($90,000), borrowings from a shareholder/director ($90,000), issuance of shares in exchange for debt ($96,979), less the redemption of company stock ($30,000) and acquisition of shares($25,000) in a related company.

Our business plan does not reflect, nor do we anticipate, any revenues during our exploration phase, aside from ongoing engineering services rendered to an affiliate for feasibility studies.  We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities at either our US or Mexican properties or both; there is no assurance that we will have sufficient financing to accomplish or otherwise be successful at meeting these objectives. There is no guarantee of success or that we will have sufficient financing to accomplish those objectives.

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2008 as we have an accumulated deficit of $712,008. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to collect upon existing receivables and raising funds through an equity funding. We anticipate total spending requirements of approximately $9,289,500 pending adequate financing over the next twelve months, in the following areas:

•	$5.0 million for property acquisitions;

•	$3,089,500 to proceed with the exploration of our properties and claims to determine whether there are commercially exploitable reserves of silver, gold, barite, lead, and zinc

•	$500,000 for working capital;

•	$200,000 for legal and accounting expenses; and

•	$500,000 for general and administrative expenses

 We plan to undertake the following steps in our attempt to overcome our going concern qualification and our need for $9,289,500 of financing to accomplish our operational plan:

•	Contact broker-dealers to discuss and negotiate a broker dealer acting as an underwriter to conduct a public offering of our common stock sufficient to raise $10.0 million;

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

Results of Operations

We incurred losses of $248,491 for the year ended December 31, 2008, an increase in losses of $121,273 over the prior year. The increase is due primarily to increased exploration activity in 2008.

An analysis of the major components of our results of operations is, as follows:

Revenues. During the year ended December 31, 2008 and December 31, 2007, we had revenues of $120,498 and $119,898, respectively. Revenues increased slightly by 1% or $660. Presently, the only revenue being generated stems from an on-going engineering contract.

Operating Loss.   Operating losses increased by 104% or $122,541 to $240,634 for the year ended December 31, 2008, from $118,127 for the year ended December 31, 2007.  This increase in loss over those incurred in 2007 was primarily due to increased exploration activities.

Exploration Expenses . Exploration costs increased by 580% or $132,941 to $155,843 for the year ended December 31, 2008, from $22,902 for the comparable 2007 period.  During 2008, we conducted more exploration work than in the previous year in the evaluation and assessment of mineralization and obtaining permits, including the write-off of the Langtry purchase option of $90,000.

General & Administrative Expenses. General and administrative expense decreased slightly by 5% or $9,740 to $204,915 for the year ended December 31, 2008 from $214,688 during the year ended December 31, 2007.  .

Depreciation and Depletion Expenses .  Depreciation expense for 2008 and 2007 was $374 and $375, respectively.

Interest Expense.   Interest expense for the year ended December 31, 2008 decreased by 14% or $1,234 to $7,857 from $9,091 during the same 2007 period.  The decrease was due to the debt reduction in 2008 of the $90,000 loan due an officer/director.

Net Loss.   Net loss for the year ended December 31, 2008 increased by 95% or $121,273 to $248,491 from $127,218 during 2007.  This increase in loss was due primarily to increased exploration activity.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities.

1)	Hired a geotechnical consultant to assist launching an exploration program;

2)	Commenced the development of an exploration plan;

3)	Actively sought mineral interests containing precious metals; and

4)	Acquired the following minerals interests and option to purchase mineralized property:

Additionally, since converting our business plan to conducting exploration activities, we have incurred the following costs:

Capitalized Acquisitions
a) Purchased the Tecoma Mine (fee simple) – Year 2007	$90,000

b) Sale of Tecoma Mine – Year 2008	(90,000)

Exploration Costs:
a) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are as indicated in 1)–4):

1) El Cumbro property	$14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property
1) Option payment	10,000

2) Option payment – extension	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250
2) Leviathan mining claims	19,836

d) Other exploration sites (evaluation)	32,005

e) General Administrative Costs	16,390

Total acquisitions and exploration costs	$247,816

During our early stage of exploration activities, from June 16, 2006 through December 31, 2008, we incurred an additional $510,653 in general and administration expenses, primarily consisting of salaries, rent, consulting fees, interest and travel expenditures.

Accumulated losses of $541,289 incurred from the inception of the “exploration phase” accounts for approximately 76% of the accumulated deficit of $712,008 reflected in the Shareholders’ Equity section of our financial statements. Our prior engineering activities accounts for the other portion of the deficit.

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

 Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the year ended December 31, 2008 have been applied consistently for the December 31 year-ends of 2008 and 2007.

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

Mexico Properties
A. The El Cumbro, El Cusito, and Canada de Oro Properties

We will explore the El Cumbro, El Cusito, and Canada de Oro Properties for silver, gold, lead, zinc, and copper at a total cost of $518,000.

Step	Time Period to Complete Task	Cost
Staffing:
• Hire Field Geologist to manage exploration activities and manage workers.	12 months		$65,000
• Hire four workers to perform or assist in the tasks described below.	12 months		$50,000
• Administrative costs of Hermosillo Office, Administrative Manager and Secretary, rent, accounting and auditing	12 months		$55,000
Exploration Phase I:
• Repair obstructed access to the properties through bulldozing and grading in order that equipment and personnel will have full access to the property using a road contractor under the supervision of our Field Geologist.	1 month		$50,000
• We will cut trenches perpendicular across the veins by bulldozing and excavating to prepare to sample the veins at the surface expressions	3 months		$0
• Our Field Geologist will supervise sampling of trenches using the four helpers hired above	2 months		$0
• Our Field Geologist will supervise cleaning and repairing of existing adits to remove debris and permit unobstructed access for the purpose of conducting underground sampling	3 months		$0
• Our Field Geologist will supervise our helpers who will systematically sample the underground workings to determine mineralized areas using hammers and chisels to cut slots on five-foot centers.	2 months		$0
• Assay all samples, including trench samples, underground adit samples using a contract laboratory	3 months		$10,000
• Based on the above steps, our Field Geologist will generate a report with recommendations.	0.5 months		$0

Sub-Total			$230,000
Purchase of Exploration Equipment:
• Back Hoe Tractor with Excavator, Used			$85,000
		$
• 20 yard Dump Truck, Used			$60,000
• Equipment Trailer, Used			$10,000
• 20 KWH Generator			$20,000
• Air Compressor			$10,000
• Office Trailer, Used			$10,000
• Sample Preparation and Storage, Portable Building, Used Container			$5,000
• Fuel Tank, Portable, Used			$5,000
• Water Tank, Portable, Used			$8,000
• Misc. Tools			$25,000
• Light Duty Transportation, Van and Pick-up and one all terrain vehicle			$50,000

Sub-total			$288,000

Total			$518,000

B. The La Moneda property

We will explore the La Moneda property for gold and silver at a total cost of $44,500. We will contract a Project Geologist who will supervise all work at the project and will use two temporary workers in the local area to assist with manual sampling for two months. At the end of the La Moneda sampling program, the Project Geologist will transfer to El Cumbro/El Cusito/Canada del Oro projects as Assistant to the Field Geologist. La Moneda is a second priority project and will be evaluated to determine if there is potential for future gold production.

Step	Time Period to Complete Task	Cost
Exploration Phase I:
• Project Geologist to supervise trench excavations, sampling and sample preparation	2 months	$6,000
• Our Project Geologist will hire two temporary helpers to do hammer and chisel chip samplings	2 months	$3,000
Purchase of Exploration Equipment:
• All Terrain Vehicle for rough terrain		$7,000
• 10 KWH Generator		$7,500
• Miscellaneous Tools		$5,000
• Project Geologist Pick-up		$10,000
• Trailer for Field Office		$6,000
• Sub-Total		$44,500

The Leviathan property in San Bernardino County, California
We will explore the Leviathan property for silver and barite at a total cost of $2,527,000. We will use one Field Geologist, four workers and infrastructure for our Leviathan property. Equipment to be used to conduct the Leviathan exploration program is shown below:
Step	Time Period to Complete Task	Cost
Exploration Phase I:
• Hire Project Geologist to manage exploration, sampling and sample preparation activities and workers	18 months	$75,000
• Our Project Geologist will hire 4 workers who will conduct sampling, drill core handling and cataloging, splitting and general sample preparation	12 months	$144,000
• Our Project Geologist will contract a local construction company to prepare access roads and drill pads in preparation for drilling and will supervise the work	2 months	$50,000
• Our Field Geologist will map the mineralized structures, which are visible at surface, to determine the strike and dip of the ore bodies, and based on this, will design our drilling program for the property. Since Leviathan is a series of wide veins, drilling will be designed to intercept the ore bodies from the surface by angling the holes.	3 months	$0
• Our Project Geologist will hire a drilling contractor to drill 5,000 meters at determined drill stations, probably split evenly between core and reverse circulation drilling.	3 months	$1,000,000
• Our Project Geologist will collect the drill samples, log and catalog them, and send them for sample preparation in anticipation of assaying. The samples will be split, with half stored in the storage building	4 months	$20,000
• Our Project Geologist will arrange contract assaying with an independent assay laboratory	4 months	$100,000
• Our Project Geologist will hire an independent mining engineer to design the mine based on the results of our drilling program	3 months	$150,000
• Our Project Geologist will hire an independent research firm to conduct metallurgical testing of the samples to determine the optimal recovery strategy and equipment	4 months	$250,000
• Our Project Geologist will hire an independent environmental engineering firm to conduct fauna, archeological, wild life, hydrology and base line studies to complete and submit project permit requests.	12 months	$350,000
Sub-total		$2,139,000
Sub-Total

Exploration Equipment Purchases:
• Light Duty Transportation, 2 Pick-ups and 1 van	1 month	$65,000
• Office Trailer, used	12 months	$15,000
• Purchase steel building for sample preparation and storage	6 months	$125,000
• Purchase two core splitters	3 months	$30,000
• Purchase shelving for sample storage	2 months	$25,000
• Purchase diesel fuel tank	1 month	$8,000
• Purchase 20,000 gallon water head tank, Used	1 month	$20,000
• Purchase office furniture and equipment, including computers	1 month	$30,000
• Purchase a 20 kwh generator for water pumping and a 10kwh generator for project power	1 month	$30,000
• Portable X-ray device for field assaying	1 month	$40,000
Sub-Total		$388,000

 Item 7A Quantitative and Qualitative disclosures About Market Risk

Not applicable. We do not presently invest or otherwise engage in market risk sensitive instruments.

Item 8 Financial Statements and Supplementary Data

The information required by this item is filed herewith.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of International Silver, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and since inception on June 16, 2006 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 2007 and since inception on June 16, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has an accumulated deficit of $712,008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 27, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

International Silver, Inc.
(An Exploration Stage Enterprise)

Consolidated Financial Statements
(Audited)

For The Years Ended December 31, 2008 and 2007

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	December 31,	December 31,
	2008	2007
	(Audited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$50,274	$51,283
Accounts receivables, net	31,688	200,261
Employee advances	2,317	0
Prepaid expenses	1,005	1,012
Total Current Assets	$85,284	$252,556

PROPERTY AND EQUIPMENT-Note C
Land	$0	$90,000
Machinery and equipment	2,042	2,042
Furniture & fixtures	3,500	3,500
Vehicles	1,125	1,125
	$6,667	$96,667
Less accumulated depreciation	(6,355)	(5,980)
Total Property and Equipment	$312	$90,687

OTHER ASSETS
Deferred financing costs - Note D	$40,000	$0
Investment in securities	25,000	0
Deposits	0	6,335
Total Other Assets	$65,000	$6,335

TOTAL ASSETS	$150,596	$349,578

See accompanying notes to the consolidated financial statements

International Silver, Inc
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	December 31,	December 31,
	2008	2007
	(Audited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,732	$18,512
Accrued expenses	82,648	104,338
Total Current Liabilities	$85,380	$122,850

SHAREHOLDERS' EQUITY
Non-Controlling Interest	$(3,255)	$(2,562)
Common stock authorized shares - 500,000,000 Par value $0.0001 per Share issued & o/s - 12/31/07 14,526,186 issued & o/s - 12/31/08 15,011,753	1,501	1,452
Additional paid-in capital	808,978	692,048
Less: Treasury Stock - 30,000 shares	(30,000)	0
Accumulated deficit during exploration stage	(712,008)	(464,210)
Total Shareholders' Equity	$65,216	$226,728

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$150,596	$349,578

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

			Exploration Stage
	Twelve Months Ended		(June 16, 2006
	December 31,	December 31,	through
	2008	2007	December 31, 2008)

REVENUES
Consulting	$111,360	$112,710	$224,070
Other	9,138	7,128	16,266
Total Revenues	$120,498	$119,838	$240,335
Operating Expenses
Production Costs	$0	$0	$0
Exploration costs	155,843	22,902	247,816
General and administration
Consulting fees	12,322	31,475	44,420
Professional fees	27,724	8,000	110,844
Rent	18,002	34,376	66,883
All other general & administrative	146,867	140,837	288,506
Depreciation and depletion	374	375	658
Total operating expenses	$361,132	$237,965	$759,127
Operating Income/Loss	$(240,634)	$(118,127)	$(518,792)
OTHER INCOME (EXPENSES)
Interest Expense	(7,857)	(9,091)	$(22,497)
Total other income/(expense)	$(7,857)	$(9,091)	$(22,497)
PROVISION FOR INCOME TAXES
Income tax Benefit	150,621
Tax Valuation allowance	(150,621)
NET INCOME/(LOSS)	$(248,491)	$(127,218)	$(541,289)
Less: Non-Controlling Interest	693	2,266	$3,449
Net Income/(Loss)-Parent	$(247,798)	$(124,952)	$(537,840)
Accumulated Deficit
Beginning of Period	$(464,210)	$(339,258)
End of Period	$(712,008)	$(464,210)

Basic and Diluted
Income/(Loss) per Share	$(0.017)	$(0.009)

Weighted Average Shares Outstanding	14,806,470	13,964,640

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

			Exploration Stage
	Twelve Months Ended		June 16, 2006
	December 31,	December 31,	through
	2008	2007	December 31, 2008)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(247,798)	$(124,952)	$(537,840)
Adjustments used to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	(693)	(2,266)	(3,255)
Depreciation and depletion	374	374	812
Issuance of common stock
In exchange for land	0	0	30,000
In exchange for services	20,000	21,500	121,500
In exchange for exploration costs	0	0	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in accounts receivable	166,256	31,784	203,157
Decrease/(Increase) in prepaid expenses	6,343	282	8,854
(Decrease)/Increase in accounts payable	(15,780)	1,874	(24,781)
(Decrease)/Increase in accrued expenses	(21,690)	40,645	26,521
Net Cash Flows (used by) Operating Activities	$(92,988)	$(30,759)	$(119,647)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$0	$0	$(6,668)
Deferred financing cost	(40,000)	0	(40,000)
Purchase option on land	(90,000)	0	(90,000)
Purchase of land	0	0	(90,000)
Net Cash Flows from Investment Activities	$(130,000)	$0	$(226,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock:
Cancellation of Debt	$0	$(168,093)	$(168,093)
Recharacterization of debt to equity	96,979	168,093	265,072
Net Proceeds from stock issuance	0	80,000	80,000
Sale of mining property
For treasury stock	(30,000)	0	(30,000)
Exchange for marketable securities	(25,000)	0	(25,000)
Return of deed of trust - mining property	90,000	0	90,000
Borrowings from related parties	90,000	0	152,980
Net Cash Flows from Financing Activities	$221,979	$80,000	$364,959
Net (Decrease) in Cash	$(1,009)	$49,241	$18,644
Beginning Cash Balance	$51,283	$2,042	$31,630
Ending Cash Balance	$50,274	$51,283	$50,274

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

			Exploration Stage
	Twelve Months Ended		June 16, 2006
	December 31,	December 31,	through
	2008	2007	December 31, 2008

Supplemental disclosures on non-cash financing activities:

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$0	$4,000	$9,000
Legal and professional services	20,000	0	95,000
Stock transfer agent services	0	5,500	5,500
Accounting services	0	4,000	4,000
Geology and engineering	0	8,000	8,000
Sub-total	$20,000	$21,500	$121,500
For land	0	0	30,000
For exploration costs	0	0	55,385
For contributed capital	96,979	168,093	265,072
Total non-cash issuances of stock	$116,979	$189,593	$471,957

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	(30,000)	0	(30,000)
For marketable securities in another company	(25,000)	0	(25,000)
For deed of trust in the mining property	90,000	0	90,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of
Shareholders' Equity

						Accumulated
						Deficit
					Additional	During
	Common Stock		Treasury Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

June 16, 2006 through December 31, 2008

At June 16, 2006	12,000,000	$1,200			$257,322	$(266,414)	$(7,892)

Shares issued for cash	1,100,000	110			79,890		80,000
Shares issued for services	30,000	3			29,997		30,000
Shares exchanged for debt	300,000	30			55,355		55,385
Parent Co.						(73,140)	(73,140)
Non-controlling Interest						0	0

At December 31, 2006	13,430,000	$1,343			$422,564	$(339,554)	$84,353

Shares issued for cash	260,000	26			79,974		80,000
Shares issued for services	500,000	50			21,450		21,500
Shares exchanged for debt	336,186	33			168,060		168,093
Net Income/(Loss)
Parent Co.						(124,952)	(124,952)
Non-controlling Interest						(2,266)	(2,266)

At December 31, 2007	14,526,186	$1,452			$692,048	$(466,772)	$226,728

Shares issued for services	150,000	15			19,985		20,000
Shares exchanged for debt	335,567	34			96,945		96,979
Shares Repurchased - Treasury			(30,000)	(30,000)			(30,000)
Net Income/(Loss)
Parent Co.						(247,798)	(247,798)
Non-controlling Interest						(693)	(693)

At December 31, 2008	15,011,753	$1,501	(30,000)	($30,000)	$808,978	$(715,263)	$65,216

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

The business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America. The initial objective is to initiate an intensive reconnaissance and exploration program around the Leviathan property and on the El Cumbro and El Cusito properties of the Company’s wholly owned Mexican subsidiary, Metales Preciosos Atlas, S.A. de C.V., to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition.

The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

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

Key Mineral Properties

LEVIATHON PROJECT, San Bernardino Co. CA

The Leviathon Project is located in the Calico silver mining district about 15 miles northeast of Barstow or 145 miles northeast of Los Angeles in the Mojave Desert of Southern California. The project is held for exploration with approximately 1300 acres of U.S federal lode mining claims owned 100 percent interest by International Silver Inc.
The Calico district is a historic mining area with silver production from high grade veins commencing in 1882 and ending in 1931. Modern exploration methods applied in the district beginning in the 1970’s have delineated large deposits of disseminated epithermal silver mineralization potentially amenable to bulk mining. Known deposits of this type which exceed several hundred million ounces of contained silver in ore grading 2 to 4 ounces per ton, adjoin the project on two sides. There are no mineral reserves as yet defined on the Leviathon ground. An unverified historical estimate by a previous operator has postulated an existing resource of five million tons grading 2 ounce/ton silver with 65% barite. The property was mined for barite by open pit methods during the late 1950’s and into the 1960’s. A production of 100,000 tons of barite ore was recorded from this period.

It is the intention of the company to maintain the claims and to continue with exploration on the project..

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

Going Concern Considerations
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $712,008 as of December 31, 2008, which raises substantial doubt for the Company’s ability to continue as a going concern.

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

Accounts Receivables
Accounts receivables are stated, net of an allowance for uncollectible accounts, based on prior experience. At December 31, 2008 account receivables were $31,688, net of an allowance for uncollectible accounts in the amount of $2,760. At December 31, 2007, accounts receivables were $200,261, net of an allowance for uncollectible accounts of $4,608.

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product. In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At December 31, 2008 there were no inventories on hand.

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

Depreciation expense of $374 has been recorded for the year ended December 31, 2008. For the year ended December 31, 2007, depreciation expense was $375.

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

Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material.Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At December 31, 2008, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to the Statement of Financial Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. At December 31, 2008, no assets were impaired.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured. Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. At December 31, 2008, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of December 31, 2008 and 2007.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The total deferred tax asset is 35% of the cumulative net operating loss.

Net deferred tax assets consists of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred Tax Asset	$150,621	$75,347
Valuation account	(150,621)	(75,347)
Net Deferred Tax Asset	$0	$0

At December 31, 2008, The company had net operating loss carry forwards of $427,527 for federal income tax purposes and $433,815 for state income tax purposes that may be offset against future taxable income from years 2008 through 2027. No tax benefit has been reported in the December 31, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
There were minimal interest payments during for the years 2008 and 2007. “Non-cash" investing and financing transactions during the reported periods related primarily to the issuance of common stock in exchange for legal and other professional services and for mineral interests, as disclosed in Note C and Note F and stock issued to a related party for cancellation of indebtedness, as disclosed in Note G.

Certain Equity Instruments
In June 2003, the FASB approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (“ SFAS No. 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. At December 31, 2008, the Company is not impacted by this requirement.

Comprehensive Income
Standards of Financial Accounting Standards No. 130 (“SFAS 130”), "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the years ended December 31, 2008 and 2007, the Company did not have any material items of comprehensive income.

Derivative Instruments
In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for the years ended December 31, 2008 and 2007.

Stock-Based CompensationIn December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R "Share-Based Payment," a revision to FASB No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS No.123R is effective for interim periods beginning after December 15, 2005.

Non-Monetary Exchanges
In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB No. Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date that this Statement was issued. The exchange of the Company’s common stock for a 98% interest in Metales Preciosos Atlas, S.A. de C.V. is covered under Note G.

Note C – Property, Plant and Equipment

Property, plant and equipment, exclusive of mineral interests which are reported under Note J - Exploration Costs, as required by Industry Guide 7, are comprised of the following:

	At December 31
	2008	2007

Land	$0	$90,000
Leasehold Improvements	0	0
Machinery and equipment	2,043	2,043
Office equipment and computers	3,500	3,500
Vehicles	1,125	1,125
Less: accumulated depreciation	(6,356)	(5,981)
Less: accumulated impairment	0	0
Net Total	$312	$90,687

Note D – Deferred Financing Costs

On August 31, 2008, the Company contracted DME Capital, LLC for the purpose of obtaining venture capital and/or a joint venture agreement.  The Company paid DME Capital, LLC a due diligence fee of $40,000.

Note E – Investment in Securities

During 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company (Refer to Note H) .  At December 31, 2008, the fair value of these securities were estimated at $1.00/share or $25,000.

Note F - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2007, 2006 and prior years as follows:

Net Operating Loss carry-forward to FYE 12/31/99	$171,725
Net Operating Income - Year 2000 (Applied)	(63,853)
Net Operating Loss carry-forward to Year 2001	107,872
Net Operating Loss - Year 2001	179,246
Net Operating Loss carry-forward to Year 2002	287,118
Net Operating Loss - Year 2002	25,497
Net Operating Loss carry-forward to Year 2003	312,615
Net Operating Income - Year 2003 (Applied)	(172,247)
Net Operating Loss carry-forward to Year 2004	140,368
Net Operating Income - Year 2004	(37,634)
Net Operating Loss carry-forward to Year 2005	102,734
Net Operating Loss - Year 2005	3,774
Net Operating Loss carry-forward to Year 2006	106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	$213,736

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

As of December 31, 2008, the Company recorded a deferred tax benefit of $150,621, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.  No permanent or temporary timing differences between book and tax income have occurred through December 31, 2008.

Note G – Shareholders’ Equity

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

Also during 2006, additional shares of common stock were issued in exchange for services (1,100,000), in exchange for land (30,000) and in exchange for 98% interest in the holdings of Metales Preciosos Atlas, S.A. de C.V., a Mexican subsidiary (300,000 shares).

During 2007, the Company conducted a private placement with an additional 260,000 shares of common stock issued at $0.50 per share to various individuals for cash, 500,000 shares of common stock for services rendered and also issued 336,186 shares, at $0.50 per share, to cancel Company indebtedness, as explained in Note G.

During 2008, the Company issued 150,000 shares of common stock for services and an additional 335,567 shares of common stock to cancel Company indebtedness.  In addition, the Company repurchased 30,000 of its own shares in common stock upon relinquishing its holdings in the Tecoma Mining District.  These shares are being held in Treasury as of December 31, 2008.

At December 31, 2008, the Company had authorized 500,000,000 shares of common stock and 15,011,753 shares had been issued and are outstanding.

Note H - Related Party Transactions

Shareholder loans amounting to $245,508 were made to the Company starting from December, 1998, with cash repayments of $96,317 through June 30, 2007, at which time, the Company adopted a resolution to cancel the remaining indebtedness on the principal part of the note in exchange for the issuance of common stock to the shareholder/officer.  On the date of conversion, accrued interest of $72,252 at the rate of ten (10%) per annum, had accrued.

In addition, a shareholder loan of $90,000 was made in year 2008 so that the company could avail itself of an option to purchase mineral properties in the state of California.  The principal part of this loan was also cancelled upon the receipt of an equivalent value in shares of common stock in the Company.  Accrued interest, on this note which is 10% per annum at date of conversion, was $7,496.

A recapitulation of the loan activity follows:

	Year 2008	Year 2007
Loans to Company	$90,000	$245,508
Repayments	(90,000)	(77,415)
Loan Balance at June 30, 2007		$168,093
Value of Company shares issued		(168,093)
Remaining Principal Balance at December 31	$0	$0

Accrued Interest at December 31	$79,748	$72,252

Included in the loan balance in year 2007, was the purchase of the Elder Box, Utah (Tecoma) mineral properties made by the shareholder/officer from personal funds on behalf of International Silver, Inc.  Part of the negotiated settlement with the buyer was the issuance of the shareholder’s shares in the common stock of Atlas Precious Metals Inc., a related company.

Note I - Litigation

At December 31, 2008 there were no outstanding legal issues.

Note J - Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion ($500 per month), commencing October 1, 2008 based on percentage of floor space occupied.  The foreign exploration office located in Hermosillo, Sonora, Mexico has no lease and is rented on a month-to-month basis at $500 per month.  Rental expense for all administrative offices for the years  2008 and 2007 amounts to $52,378.

Note K – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by Industry Guide 7. Exploration costs incurred since inception are comprised of the following:

	Year
	2008	2007
Mineral Interests
Langtry property – California (option)	$111,075	$10,000
Anaconda	7,500	0
Oro Blanco	8,841	0
Pioche	15,664	0
Calico District – Various claims	7,066	12,770
Silverado Mining leases	4,250	0
Sub-total	$154,396	$22,770

General exploration costs	1,447	132

Total exploration costs	$155,843	$22,902

During 2007, the Company entered into an agreement for the purchase of the Langtry Silver-Barite property located in the Calico Mining District in county of San Bernardino, California for $ 8.0 million  by placing an earnest deposit of $10,000 in escrow.  In early 2008, the balance of the purchase option payment of $90,000 was made and an extension to December 5, 2008 was negotiated.  At December 5, 2008, the option expired as the Company had not availed itself of this purchase option.

In addition, on September 13, 2007, the Company identified a large block of open ground adjacent to the Langtry property, which includes the Leviathan property, the Silverado property and the Silver Bow property and immediately proceeded to stake and file on this ground.  The Company staked and filed a total of 25 lode mining claims in the Calico District, adjacent to the Langtry property.  These claims and purchase option payment amounted to an additional $22,770 during 2007.  In 2008, the Company expended  $65,843 in exploration costs, not including the write-off of $90,000 due to the expiration of the Langtry option.

Note L – Segment information

The Company’s operations are comprised of two reporting segments engaged in exploration of the Company’s mineral assets in the Western part of the United States and Northern part of Mexico.  The financial statements reflect, for the most part, the segment information for the Company’s assets, liabilities and results of operations for the Western part of the United States, except for the following that pertains to the Northern part of Mexico:

	Year
	2008	2007

Current assets	$178	$70
Property, plant & equipment	313	688
Total Assets	$491	$758
Capital	$163,422	$128,913
Accumulated Deficit-Prior Years	(128,156)	(69,133)
Net Loss	(34,775)	(59,022)
Total Liabilities & Shareholders' Equity	$491	$758

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-K for the year ended December 31, 2008.

Changes in internal controls.
There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

The table below sets forth our corporate officers and directors:

Name of Service	Age	Position	Term as Director	Period as Director
Harold Roy Shipes	66	President/CEO/Chairman/Director	Two year	9/92 to Present

Herbert E. Dunham	65	Director	Two year	6/06 to Present

Michael S. Harrington	71	Director	Two year	9/07 to Present

John A. McKinney	48	Chief Financial Officer/Executive Vice President

Matthew J. Lang	30	Vice President/Corporate Secretary

Mr. Harold Roy Shipes, Chairman/President/Chief Executive Officer. Mr. Shipes has been our President/Chief Executive Officer since April 13, 1999, and our co-founder and Chairman of the Board since 1992. From 1992 until December 2008, Mr. Shipes provided us with engineering services, specializing in mining related engineering projects. Including his affiliation with us, Mr. Shipes has over 35 years experience in the mining industry in senior management positions with companies around the world and has worked extensively in copper, zinc and precious metals, as well as engineering, construction and project development, as follows:

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

Code of Ethics
We have not yet adopted a Code of Ethics.

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

b. Committees
We do not have audit, nominating or compensation committees performing similar functions, nor yet have the adopted written nominating, compensation or audit committee charters. Our Board of Directors, as a whole, decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has adopted procedures for considering executive and director compensation.  We have not yet elected audit, compensation, or nominating committees because we have not sufficiently developed our operations since we changed our business model to exploration activities.  We  have established minimum criteria for the election of nominees to our Board of Directors and have a process or procedure for evaluating such nominees.

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

d. Board of Director Meetings.

During fiscal year 2008, we had one Board of Director meeting that was held on March 18, 2008.  We had three directors in attendance, H. Roy Shipes, Michael Harrington and Herbert E. Dunham.

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

e. Annual Shareholder Meetings

On March 18, 2008, we had our 2007 Annual Meeting of Shareholders.  All of our directors at the time, Messrs. Dunham, Harrington and Shipes attended the meeting. We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance.

Item 11 Executive Compensation

The following table sets forth the total compensation currently being paid by us for services rendered by our executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts($)	All Other Compensation ($)
H. Roy Shipes	2007	0	0	0	0	0	0	0
President and Chief Executive Officer	2008	0	0	0	0		0	0
John A. McKinney	2007	0	0	0	0	0	0	0
Executive Vice President and Chief Financial Officer	2008	0	0	0	0	0	0	0
Matthew J. Lang	2007	0	0	0	0	0	0	0
Vice President, Secretary	2008	0	0	0	0	0	0	0

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

Board Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Herbert E Dunham	2006	0	0	$5,000	0	0	0	0	$5,000
Michael Harrington	2007	0	0	$4,000	0	0	0	0	$4,000

Herbert E Dunham and Michael Harrington, our Directors, have each received 100,000 shares of our common stock for their services as a Director. The shares issued to Director Dunham on October 21 2006 were valued at $0.05 per share, for an aggregate value of $5,000.  The shares issued to Director Harrington on October 23, 2007, were valued at $0.04 per share, for an aggregate value of $4,000.  There was no compensation paid to any director for the fiscal year 2008.

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

NAME AND ADDRESS	TITLE	CLASS OF SECURITIES	TOTAL SHARES OWNED	PERCENTAGE

Harold Roy Shipes and his wife, Eileen Shipes* 11251 E. Camino Del Sahuaro Tucson, AZ 85749	Chief Executive Officer/Chairman of the Board	Common	4,356,753	29.0%

John McKinney and his wife, Lynette McKinney** 12509 E. Jeffers Place Tucson, AZ 85749	Executive Vice President/Chief Financial Officer	Common	3,904,000	26.0%

Matthew Lang and his wife, Danielle Lang** 9526 E. Corte Puente Del Sol Tucson, AZ 85748	Vice President /Secretary	Common	4,050,000	27.0%

Herbert E. Dunham 6555 E. Via Cavalier Tucson, AZ 85715-4732	Director	Common	92,000	0.6%

Michael Harrington 14190 E. Caly Avenue Aurora, CO 80016	Director	Common	100,000	0.7%

TOTAL			12,502,753	83.3%
* Shares held as community property.
** Shares held as joint tenants in the entirety.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 15,011,753 shares of common stock outstanding as of the date of this registration statement.

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

Indebtedness to our Chief Executive Officer , Roy Shipes
From December 1998 to December 31, 2008, our Chief Executive Officer, Roy Shipes, loaned us an aggregate of $335,508. These loans, which are unsecured, bear interest at a rate of ten (10%) percent per year, On June 30, 2007, we issued 336,186 shares of our common stock to Mr. Shipes, in satisfaction of $168,093 of loans that he extended to us.

On September 30, 2008, we issued 335,567 shares of our common stock to Mr. Shipes, in satisfaction of $96,979 in loans from Mr. Shipes.  $90,000 represented the principal portion of a $90,000 loan made in 2008; the remainder represents business debts Mr. Shipes incurred on behalf of the Company.

Accrued interest due to Mr. Shipes as of December 31, 2008 was $79,748.

In 2008, Mr. Shipes loaned us $90,000 to make the $90,000 extension payment on the Langtry property.  The loan bears interest at 10% per annum.  On September 30, 2008, we issued Mr. Shipes 335,567 shares of our common stock, in satisfaction of the $90,000 debt, plus an additional $6,979 in business expenses paid by Mr. Shipes on our behalf.   Accrued interest due Mr. Shipes at December 31, 2008 is $79,748.

Stock Issuances to Directors
Our Directors, Herbert E. Dunham and Michael Harrington each received 100,000 shares of our common stock on October 21, 2006 and October 23, 2007, respectively, for their services as our Directors.  Mr. Dunham shares were valued at $0.05 per share for an aggregate value of $5,000.  Mr. Harrington’s shares were valued at $0.04 per share, for an aggregate value of $4,000.

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

 Item 14 Principal Accountant Fees and Services

Principal Accountant Fees and Services

AUDIT FEES

We paid our principal independent accountants, Moore and Associates, Chartered, $7,500 and $8,000 in audit fees for the audit of our financial statements ending December 31, 2007 and 2008.,respectively.

TAX FEES

No such fees were paid to Moore & Associates at any time.

ALL OTHER FEES

No such fees were paid to Moore & Associates at any time.

PART IV

Item 15 Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 23(a): Consent of Moore & Associates, Chartered, Accountants and Advisors dated  March 30, 2009
Exhibit 31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 32.1 Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
Exhibit 32.2 Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Dated: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	March 30, 2009
Harold R. Shipes	Principal Executive Officer Chief Executive Officer

/s/Herbert E Dunham	Director	March 30, 2009
Herbert E Dunham

/s/ Michael Harrington	Director	March 30, 2009
Michael Harrington

/s/John A. McKinney	Chief Financial Officer	March 30, 2009
John A. McKinney	Principal Accounting Officer Executive Vice President

/s/ Matt J. Lang	Secretary/Vice President of Administration	March 30, 2009
Matt J. Lang

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Inapplicable. We have not provided an annual report to our security holders and we have never filed a Proxy Statement.