Form 10-Q
period 2009-03-31
INTERNATIONAL SILVER INC
filed 2009-05-14
CIK 1419482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically or posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Paragraph 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2009
Common Stock, $0.0001 Par Value	15,011,753

Exhibit Index located at page 36

TABLE OF CONTENTS

Part 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements

For The Three Months Ended March 31, 2009
(Unaudited)

and

For the Year Ended December 31, 2008
(Audited)

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	As At
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$23,432	$50,274
Accounts receivables, net	63,537	31,688
Employee advances	354	2,317
Prepaid expenses	746	1,005
Total Current Assets	$88,069	$85,284

PROPERTY AND EQUIPMENT-Note C
Land	$0	$0
Machinery and equipment	2,042	2,042
Furniture & fixtures	3,500	3,500
Vehicles	1,125	1,125
	$6,667	$6,667
Less accumulated depreciation	(6,450)	(6,355)
Total Property and Equipment	$217	$312

OTHER ASSETS
Deferred financing costs - Note D	$40,000	$40,000
Investment in securities - Note E	25,000	25,000
Deposits	0	0
Total Other Assets	$65,000	$65,000

TOTAL ASSETS	$153,286	$150,596

See accompanying notes to the consolidated financial statements

International Silver, Inc
(An Exploration Stage Company)
Consolidated Balance Sheets

	As At
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,010	$2,732
Accrued expenses	80,693	82,648
Total Current Liabilities	$88,703	$85,380

Non-Controlling Interest	(3,362)	(3,255)

SHAREHOLDERS' EQUITY
Common stock
authorized shares - 500,000,000
Par value $0.0001 per Share
issued & o/s at 12/31/08 - 15,011,753
issued & o/s at 03/31/09 - 15,011,753	1,501	1,501
Additional paid-in capital	808,978	808,978
Less: Treasury Stock - 30,000 shares	(30,000)	(30,000)
Accumulated deficit during exploration stage	(712,534)	(712,008)
Total Shareholders' Equity	$67,945	$68,471

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$153,286	$150,596

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

			Exploration Stage
	Three Months Ended		(June 16, 2006
	March 31,	March 31,	through
	2009	2008	March 31, 2009)
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)
REVENUES
Consulting	$34,909	$29,820	$258,979
Other	0	4,391	$16,265
Total Revenues	$34,909	$34,211	$275,244

Operating Expenses
Production Costs	$0	$0	$0
Exploration costs	5,463	2,865	253,279
General and administration
Consulting fees	2,700	0	47,120
Professional fees	6,000	1,500	116,844
Rent	2,567	9,308	69,450
All other general & administrative	18,637	27,677	307,143
Depreciation and depletion	94	93	752
Total operating expenses	$35,461	$41,443	$794,588

Operating Income/(Loss)	$(552)	$(7,232)	$(519,344)

OTHER INCOME (EXPENSES)
Interest Expense	(81)	(754)	(22,578)
Total other income/(expense)	$(81)	$(754)	$(22,578)

PROVISION FOR INCOME TAXES
Income tax Benefit	150,621	71,851
Tax valuation allowance	(150,621)	(71,851)

NET INCOME/(LOSS)	$(633)	$(7,986)	$(541,922)

Less: Non-Controlling Interest	107	194	3,556

Net Income/(Loss)-Parent	$(526)	$(7,792)	$(538,366)

Accumulated Deficit
Beginning of Period	$(712,008)	$(464,210)

End of Period	$(712,534)	$(472,002)

Basic and Diluted
Income/(Loss) per Share	$(0.000)	$(0.001)

Weighted Average Shares
Outstanding	15,011,753	14,526,186

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Three Months Ended		Exploration Stage
	March 31,	March 31,	(June 16, 2006 through
	2009	2008	March 31, 2008)
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(526)	$(7,792)	$(538,366)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	(107)	(194)	(3,362)
Depreciation and depletion	94	93	906
Issuance of common stock
In exchange for land	0	0	30,000
In exchange for services	0	0	121,500
In exchange for exploration costs	0	0	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in accounts receivable	(31,849)	8,388	171,921
Decrease/(Increase) in employee receivable	259	0	(354)
Decrease/(Increase) in prepaid expenses	1,963	261	10,817
(Decrease)/Increase in accounts payable	5,278	2,510	(19,503)
(Decrease)/Increase in accrued expenses	(1,954)	(27,365)	24,567
Net Cash Flows (used by) Operating Activities	$(26,842)	$(24,099)	$(146,489)
CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$0	$0	(6,668)
Deferred financing cost	0	0	(40,000)
Purchase option on land	0	(90,000)	(90,000)
Purchase of land	0	0	(90,000)
Net Cash Flows from Investment Activities	$0	$(90,000)	$(226,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock:
Cancellation of Debt	$0	$0	$(168,093)
Recharacterization of debt to equity	0	0	265,072
Net Proceeds from stock issuance	0	0	80,000
Sale of mining property
For treasury stock	0	0	(30,000)
Exchange for marketable securities	0	0	(25,000)
Return of deed of trust - mining property	0	0	90,000
Borrowings from related parties	0	90,000	152,980
Net Cash Flows from Financing Activities	$0	$90,000	$364,959

Net (Decrease) in Cash	$(26,842)	$(24,099)	$(8,198)

Beginning Cash Balance	$50,274	$51,283	$31,630

Ending Cash Balance	$23,432	$27,184	$23,432

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Three Months Ended		Exploration Stage (June 16, 2006
	March 31,	March 31,	through
	2009	2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Supplemental disclosures on non-cash financing activities:

The Company issued shares of its common stock in exchange for the following:
For services rendered:
Director services	$0	$0	$9,000
Legal and professional services	0	0	95,000
Stock transfer agent services	0	0	5,500
Accounting services	0	0	4,000
Geology and engineering	0	0	8,000
Sub-total	$0	$0	$121,500
For land	0	0	30,000
For exploration costs	0	0	55,385
For contributed capital	0	0	265,072
Total non-cash issuances of stock	$0	$0	$471,957

The Company relinquished its mining property in exchange for the following:
For repurchase of its common stock	0	0	(30,000)
For marketable securities in another Company	0	0	(25,000)
For deed of trust in the mining property	0	0	90,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of
Shareholders' Equity

						Accumulated
						Deficit
					Additional	During
	Common Stock		Treasury Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

June 16, 2006 through December 31, 2008

At June 16, 2006	12,000,000	$1,200			$257,322	$(266,414)	$(7,892)

Shares issued for cash	1,100,000	110			79,890		80,000
Shares issued for services	30,000	3			29,997		30,000
Shares exchanged for debt	300,000	30			55,355		55,385
Parent Co.						(73,140)	(73,140)
Non-controlling Interest						0	0

At December 31, 2006	13,430,000	$1,343			$422,564	$(339,554)	$84,353

Shares issued for cash	260,000	26			79,974		80,000
Shares issued for services	500,000	50			21,450		21,500
Shares exchanged for debt	336,186	33			168,060		168,093
Net Income/(Loss)
Parent Co.						(124,952)	(124,952)
Non-controlling Interest						(2,266)	(2,266)

At December 31, 2007	14,526,186	$1,452			$692,048	$(466,772)	$226,728

Shares issued for services	150,000	15			19,985		20,000
Shares exchanged for debt	335,567	34			96,945		96,979
Shares Repurchased - Treasury			(30,000)	(30,000)			(30,000)
Net Income/(Loss)
Parent Co.						(247,798)	(247,798)
Non-controlling Interest						(693)	(693)

At December 31, 2008	15,011,753	$1,501	(30,000)	$(30,000)	$808,978	$(715,263)	$65,216

Net Income/(Loss)
Parent Co.						(526)	(526)
Non-controlling Interest						(107)	(107)

At March 31, 2009	15,011,753	1,501	(30,000)	(30,000)	808,978	(715,896)	64,583

See accompanying notes to consolidated financial statements

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

Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended March 31, 2009 and December 31, 2008 and results of operations and cash flows for the comparative periods at March 31, 2009 and March 31, 2008 and for the comparative periods March 31, 2009 and March 31, 2008 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Accounts Receivables
Accounts receivables are stated, net of an allowance for uncollectible accounts, based on prior experience.  At March 31, 2009 account receivables were $63,537, net of an allowance for uncollectible accounts in the amount of $2,760.  At December 31, 2008, accounts receivables were $31,688, net of an allowance for uncollectible accounts of $4,608.

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product.  In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At March 31, 2009 there were no inventories on hand.

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

Depreciation expense of $94 has been recorded for the period ended March 31, 2009.  For the period ended March 31, 2008, depreciation expense was $93.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At March 31, 2009, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to the Statement of Financial Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.  At March 31, 2009, no assets were impaired.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured.  Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred.  At March 31, 2009, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of March 31, 2009 and March 31, 2008.

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

Net deferred tax assets consists of the following components:

	March 31,	December 31,
	2009	2008
Deferred Tax Asset	$150,621	$150,621
Valuation account	(150,621)	(150,621)
Net Deferred Tax Asset	$0	$0

At March 31, 2009, The company had net operating loss carry forwards of $428,053 for federal income tax purposes and $434,341 for state income tax purposes that may be offset against future taxable income from years 2009 through 2027.  No tax benefit has been reported in the March 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
“Non-cash" investing and financing transactions during the reported periods related primarily to the issuance of common stock in exchange for legal and other professional services and for mineral interests and stock issued to a related party for cancellation of indebtedness, as disclosed in Note G.

Certain Equity Instruments
In June 2003, the FASB approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (“ SFAS No. 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  At March 31, 2009, the Company is not impacted by this requirement.

Comprehensive Income
Standards of Financial Accounting Standards No. 130 (“SFAS 130”), "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  For the periods ended March 31, 2009 and March 31, 2008, the Company did not have any material items of comprehensive income.

Derivative Instruments
In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000.  Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities.  Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for the periods ended March 31, 2009 and December 31, 2008.

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

Note C – Property, Plant and Equipment

Property, plant and equipment, exclusive of mineral interests which are reported under Note J - Exploration Costs, as required by Industry Guide 7, are comprised of the following:

	March 31	December 31
	2009	2008

Office equipment and computers	$5,542	$5,542
Vehicles	1,125	1,125
Less: accumulated depreciation	(6,450)	(6,355)
Less: accumulated impairment	0	0
Net Total	$217	$312

Note D – Deferred Financing Costs

On August 31, 2008, the Company contracted DME Capital, LLC for the purpose of obtaining venture capital and/or a joint venture agreement.  The Company paid DME Capital, LLC a due diligence fee of $40,000.
At March 31, 2009, no definite financing resources have been committed.

Note E – Investment in Securities

During 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company (Refer to Note H) .  At March 31, 2009, the fair value of these securities were estimated at $1.00/share or $25,000.

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

As of March 31, 2009 and December 31, 2008, the Company recorded a deferred tax benefit of $150,621, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.  No permanent or temporary timing differences between book and tax income have occurred through March 31, 2009.

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

No activity has occurred during the first quarter ended March 31, 2009.  At March 31, 2009, the Company had authorized 500,000,000 shares of common stock and 15,011,753 shares had been issued and are outstanding.

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

A recapitulation of the loan activity follows:

	At March 31,	At December 31,
	2009	2008
Loans to Company	$0	$90,000
Repayments	0	(90,000)
Loan Balance	$0	$0

Accrued Interest	$79,748	$79,748

Note I - Litigation

At March 31, 2009 there were no outstanding legal issues.

Note J- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion $(500 per month), commencing October 1, 2008 based on percentage of floor space occupied.  The foreign exploration office located in Hermosillo, Sonora, Mexico has no lease and is rented on a month-to-month basis at $500 per month.  Rental expense for all administrative offices for the period ended March 31, 2009 was $2,567 and for the period ended December 31, 2008 was  $4,496.

Note K – Exploration Costs
Acquired mineral interests are presented as “exploration costs” as required by Industry Guide 7. Exploration costs incurred since inception through March 31, 2009 are $253,279.  Exploration costs incurred for the periods ended March 31, 2009 and March 31, 2008 are $5,463 and $2,865, respectively.

Item 2 – MANAGEMENT DISCUSSION’S AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

Management Discussion and Analysis Section

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

Financial Condition and Changes in Financial Condition

At March 31, 2009, we had cash resources of $23,432 and receivables of $63,537, which along with revenues generated from engineering consultation, is sufficient to continue our exploration activities to meet our maturing obligations.  Our continued activities, long-term, are dependent on obtaining adequate financing as explained below. Our financial condition as of March 31, 2009, as compared to December 31, 2008 is summarized as follows:

Assets

As of March 31, 2009, we had total assets of $153,286 compared to total assets of $150,596 as of December 31, 2008, representing an increase of 2% or $2,690.  Current assets comprise primarily of accounts receivable, while other assets are comprised of deferred financing costs (due diligence fee) of $40,000 for the purpose of procuring funds and an investment in securities not-available-for-sale in the amount of $25,000.

	At March 31, 2009	At December 31, 2008	Net Incr./(Decr.)
Current Assets:
Cash	$23,432	$50,274		$(26,842)
Accounts Receivable	63,537	31,688		31,849
Employee Advance	354	2,317		(1,963)
Prepaid Expenses	746	1,005		(259)
Current Assets	$88,069	$85,284		$2,785

Property, Plant & Equip.	$217	$312	$	(95)
Other Assets	65,000	65,000		0
Total Assets	$153,286	$150,596		$2,690

Cash decreased by 53% or $26,842 to $23,432 at March 31, 2009, compared to $50,274 at December 31, 2008.  This decrease is attributable to administrative expenses and exploration costs related to on-going exploration activities.

Accounts Receivable increased by 101% or $31,849 to $63,537 at March 31, 2009, compared to $31,688 at December 31, 2008.

Liabilities and Shareholders’ Equity

	At March 31, 2009	At December 31, 2008	Net Incr./(Decr.)
Liabilities
Accounts Payable	$8,012	$2,732	$5,278
Accrued Expenses	80,693	82,648	(1,955)

Total Liabilities	$88,703	$85,380	$3,323
Non-Controlling Interest	(3,362)	(3,255)	(107)

Shareholders’ Equity

Capital Stock	$810,479	$810,479	$0
Accumulated Deficit	(712,534)	(712,008)	(526)
Treasury Stock	(30,000)	(30,000)	0

Shareholder’s Equity	$67,945	$68,471	$(526)

Total Liabilities	$153,286	$150,596	$2,690

Total liabilities increased by 4% or $3,323 to $88,703 at March 31, 2009, compared to $85,380 at December 31, 2008. This slight increase is due to additional vendor payables at March 31, 2009 than December 31, 2008.

Shareholders’ Equity decreased by $526 to $67,945 as of March 31, 2009, compared to $68,471 as of December 31, 2008. This decrease represents the loss from operations of $526 for the period ended March 31, 2009.

Liquidity and Capital Resources

Working capital decreased by $538 to $(634) at March 31, 2009, compared to $(96) at December 31, 2008. The reduction in cash during the period ended March 31, 2009, offset most of the increase in receivables resulting in a slight decrease in working capital of $538.

Net cash flows decreased by 11% or $2,743 to $26,842 for the quarter ended March 31, 2009 as compared to $24,099 for the comparative quarter ended March 31, 2008.  This decrease is due to higher general administrative expenses incurred during the first quarter ended March 31, 2008 than for the quarter ended March 31, 2009.  Offsetting this increase in G & A expenses were lower accruals (decreased working capital)  at March 31, 2009, resulting in the slight decrease in overall cash generated by $668.

No investment or financing activities occurred during the first quarter ended March 31, 2009.  For the same quarter ended March 31, 2008, we borrowed $90,000 from a related party (shareholder/officer) so that the Company could place an option towards the purchase of mining property, resulting in no increase in cash.

Our business plan does not reflect, nor do we anticipate, any revenues during our exploration phase, aside from ongoing engineering services rendered to an affiliate.  We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities at either our US or Mexican properties or both

Our auditors have issued a going concern opinion on our audited financial statements for the quarter ended March 31, 2009, as we have an accumulated deficit of $712,534. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by the continuation of providing engineering services and raising funds through an equity funding. We anticipate total spending requirements of approximately $9,289,500 pending adequate financing over the next twelve months, in the following areas:

•	$5,000,000 for property acquisitions;

•	$3,089,500 to proceed with the exploration of our properties and claims to determine whether there are commercially exploitable reserves of silver, gold, barite, lead, and zinc

•	$500,000 for working capital;

•	$200,000 for legal and accounting expenses; and

•	$500,000 for general and administrative expenses

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

Results of Operations

We incurred a loss $526 for the quarter ended March 31, 2009, compared to a loss of $7,792 for the first quarter ended March 31, 2008. The increase is due to higher General and Administrative expenses during the first quarter ended March, 2008.

An analysis of the major components of our results of operations is, as follows:

Revenues. During the quarter ended March 31, 2009 and March 31, 2008, we had revenues of $34,909 and $34,211, respectively. Revenues increased slightly by 2% or $698. Presently, the only revenue being generated stems from an on-going engineering contract.

Operating Loss.   Operating losses decreased by 92% or $6,680 to $552 for the quarter ended March 31, 2009, from $7,232 for the quarter ended March 31, 2008.  This decrease is primarily due to reduced General and Administrative expenses.

Exploration Expenses . Exploration costs increased by $2,598 to $5,463 for the quarter ended March 31, 2009, from $2,865 for the comparable 2008 period.  This increase is mostly due to increased exploration activity in Western part of the United States.

Depreciation and Depletion Expenses .  Depreciation expense for the quarters ended March 31, 2009 and March 31, 2008 was $94 and $93, respectively.

Interest Expense.   Interest expense for the quarter ended March 31, 2009 was $81 compared to $754 for the first quarter ended March 31, 2008.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities and incurred the following costs:

1) Hired a geotechnical consultant to assist launching an exploration program;
2) Commenced the development of an exploration plan;
3) Actively sought mineral interests containing precious metals; and
4) Acquired the following minerals interests: a) Purchased BLM mineral claims – Calico District	$12,770
b) Made option payment towards purchase price of $8 million of Langtry property	$100,000
c) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are:
1) El Cumbro property	$14,260
2) El Cusito property	$15,000
3) Canada de Oro property	$15,000
4) La Moneda property	$10,000
5) Exploration costs	$86,249

Total acquisitions and exploration costs	$253,279

Since the commencement of exploration activities, June 16, 2006 through March 31, 2009, we have incurred a total of $538,366 in expenditures, including general & administrative expenses comprised of salaries, rent, consulting fees, interest and travel expenditures. These expenditures account for approximately 76% of the accumulated deficit of $712,534 reflected in the Shareholders’ Equity section. Our prior activities as an engineering company accounts for the other portion of the deficit.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended March 31, 2009 have been applied consistently with the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.
In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.
 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Mexico Properties
A. The El Cumbro, El Cusito, and Canada de Oro Properties

We will explore the El Cumbro, El Cusito, and Canada de Oro Properties for silver, gold, lead, zinc, and copper at a total cost of $518,000.

Step	Time Period to Complete Task	Cost
Staffing:
Hire Field Geologist to manage exploration activities and manage workers.	12 months	$65,000
Hire four workers to perform or assist in the tasks described below.	12 months	$50,000
Administrative costs of Hermosillo Office, Administrative Manager and Secretary, rent, accounting and auditing	12 months	$55,000
Exploration Phase I:
Repair obstructed access to the properties through bulldozing and grading in order that equipment and personnel will have full access to the property using a road contractor under the supervision of our Field Geologist.	1 month	$50,000
We will cut trenches perpendicular across the veins by bulldozing and excavating to prepare to sample the veins at the surface expressions	3 months	$0
Our Field Geologist will supervise sampling of trenches using the four helpers hired above	2 months	$0
Our Field Geologist will supervise cleaning and repairing of existing adits to remove debris and permit unobstructed access for the purpose of conducting underground sampling	3 months	$0
Our Field Geologist will supervise our helpers who will systematically sample the underground workings to determine mineralized areas using hammers and chisels to cut slots on five-foot centers.	2 months	$0
Assay all samples, including trench samples, underground adit samples using a contract laboratory	3 months	$10,000
Based on the above steps, our Field Geologist will generate a report with recommendations.	0.5 months	$0

Sub-Total		$230,000

Purchase of Exploration Equipment:
Back Hoe Tractor with Excavator, Used		$85,000

20-yard Dump Truck, Used		$60,000
Equipment Trailer, Used		$10,000
20 KWH Generator		$20,000
Air Compressor		$10,000
Office Trailer, Used		$10,000
Sample Preparation and Storage, Portable Building, Used Container		$5,000
Fuel Tank, Portable, Used		$5,000
Water Tank, Portable, Used		$8,000
Misc. Tools		$25,000
Light Duty Transportation, Van and Pick-up and one all terrain vehicle		$50,000

Sub-total		$288,000

Total		$518,000

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

Step	Time Period to Complete Task	Cost
Exploration Phase I:
Project Geologist to supervise trench excavations, sampling and sample reparation	2 months	$6,000
Our Project Geologist will hire two temporary helpers to do hammer and chisel chip samplings	2 months	$3,000
Purchase of Exploration Equipment:
All Terrain Vehicle for rough terrain		$7,000
10 KWH Generator		$7,500
Miscellaneous Tools		$5,000
Project Geologist Pick-up		$10,000
Trailer for Field Office		$6,000
Sub-Total		$44,500

The Leviathon property in San Bernardino County, California
We will explore the Leviathon property for silver and barite at a total cost of $2,527,000. We will use one Field Geologist, four workers and infrastructure for our Leviathon property. Equipment to be used to conduct the Leviathon exploration program is shown below:

Step	Time Period to Complete Task	Cost
Exploration Phase I:
Hire Project Geologist to manage exploration, sampling and sample preparation activities and workers	18 months	$75,000
Our Project Geologist will hire 4 workers who will conduct sampling, drill core handling and cataloging, splitting and general sample preparation	12 months	$144,000
Our Project Geologist will contract a local construction company to prepare access roads and drill pads in preparation for drilling and will supervise the work	2 months	$50,000
Our Field Geologist will map the mineralized structures, which are visible at surface, to determine the strike and dip of the ore bodies, and based on this, will design our drilling program for the property. Since Leviathan is a series of wide veins, drilling will be designed to intercept the ore bodies from the surface by angling the holes.	3 months	$0
Our Project Geologist will hire a drilling contractor to drill 5,000 meters at determined drill stations, probably split evenly between core and reverse circulation drilling.	3 months	$1,000,000
Our Project Geologist will collect the drill samples, log and catalog them, and send them for sample preparation in anticipation of assaying. The samples will be split, with half stored in the storage building	4 months	$20,000
Our Project Geologist will arrange contract assaying with an independent assay laboratory	4 months	$100,000
Our Project Geologist will hire an independent mining engineer to design the mine based on the results of our drilling program	3 months	$150,000
Our Project Geologist will hire an independent research firm to conduct metallurgical testing of the samples to determine the optimal recovery strategy and equipment	4 months	$250,000
Our Project Geologist will hire an independent environmental engineering firm to conduct fauna, archeological, wild life, hydrology and base line studies to complete and submit project permit requests.	12 months	$350,000
Sub-total		$2,139,000

Exploration Equipment Purchases:
Light Duty Transportation, 2 Pick-ups and 1 van	1 month	$65,000
Office Trailer, used	12 months	$15,000
Purchase steel building for sample preparation and storage	6 months	$125,000
Purchase two core splitters	3 months	$30,000
Purchase shelving for sample storage	2 months	$25,000
Purchase diesel fuel tank	1 month	$8,000
Purchase 20,000 gallon water head tank, Used	1 month	$20,000
Purchase office furniture and equipment, including computers	1 month	$30,000
Purchase a 20 kwh generator for water pumping and a 10 kwh generator for project power	1 month	$30,000
Portable X-ray device for field assaying	1 month	$40,000
Sub-Total		$388,000

Total		$2,527,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4T. - CONTROLS AND PROCEDURES

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of the end of the first quarter ending March 31, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

None

ITEM 1A -  RISK FACTORS

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

As of March 31, 2009, we have an accumulated deficit of $712,534. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $10 million of financing, we will be unable to pursue our planned business operations and will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

The search for valuable minerals exposes us to numerous hazards. As a result, we may become subject to liability for such hazards, including environmental pollution, cave-ins, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes or other hazards that we cannot insure against or which we may elect not to insure. At the present time we have no coverage to insure against these hazards, should we incur liabilities involving these hazards that may have a material adverse effect on our financial condition.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Dated: May 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	May 11, 2009
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	May 11, 2009
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002