Form 10-Q
period 2009-06-30
INTERNATIONAL SILVER INC
filed 2009-08-06
CIK 1419482

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 5, 2009
Common Stock, $0.0001 Par Value	15,011,753

Exhibit Index located at page 36

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements

For the Six Months Ended June 30, 2009
(Unaudited)

and

For the Year Ended December 31, 2008
(Audited)

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	As At
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$24,921	$50,274
Accounts receivables, net	54,614	31,688
Employee advances	354	2,317
Prepaid expenses	487	1,005
Total Current Assets	$80,376	$85,284

PROPERTY AND EQUIPMENT-Note C
Land	$0	$0
Machinery and equipment	2,042	2,042
Furniture & fixtures	3,500	3,500
Vehicles	0	1,125
	$5,542	$6,667
Less accumulated depreciation	(5,542)	(6,355)
Total Property and Equipment	$0	$312

OTHER ASSETS
Deferred financing costs - Note D	$40,000	$40,000
Investment in securities - Note E	25,000	25,000
Total Other Assets	$65,000	$65,000

TOTAL ASSETS	$145,376	$150,596

See accompanying notes to the consolidated financial statements

International Silver, Inc
(An Exploration Stage Company)
Consolidated Balance Sheets

	As At
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,436	$2,732
Accrued expenses	82,318	82,648
Total Current Liabilities	$91,754	$85,380

N0N-CONTROLLING INTEREST	$(3,530)	$(3,255)

SHAREHOLDERS' EQUITY
Common stock
authorized shares - 500,000,000
Par value $0.0001 per Share
issued & o/s at 12/31/08 - 15,011,753
issued & o/s at 06/30/09 - 15,011,753	1,501	1,501
Additional paid-in capital	808,978	808,978
Less: Treasury Stock - 30,000 shares	(30,000)	(30,000)
Accumulated deficit during exploration stage	(723,327)	(712,008)
Total Shareholders' Equity	$57,152	$68,471

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$145,376	$150,596

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

					Exploration Stage
	Three Months Ended		Six Months Ended		(June 16, 2006
	June 30,	June 30,	June 30,	June 30,	through
	2009	2008	2009	2008	June 30, 2009)
		(Restated)		(Restated)
REVENUES
Consulting	$35,540	$28,050	$70,450	$57,870	$294,519
Other	176	1,045	176	5,436	$16,441
Total Revenues	$35,716	$29,095	$70,626	$63,306	$310,960

Operating Expenses
Production Costs	$0	$0	$0	$0	$0
Exploration costs	1,200	12,623	6,663	15,488	$254,479
General and administration
Consulting fees	4,890	2,322	7,590	2,322	$52,010
Professional fees	9,410	22,000	15,410	23,500	$126,254
Rent	1,755	3,610	1,896	12,918	$71,205
All other general & administrative	29,393	38,829	50,458	66,506	$336,536
Depreciation and depletion	0	93	94	186	$752
Total operating expenses	$46,648	$79,477	$82,111	$120,920	$841,236

Operating Income/(Loss)	$(10,932)	$(50,382)	$(11,485)	$(57,614)	$(530,276)

OTHER INCOME (EXPENSES)
Interest Expense	(29)	(2,256)	(109)	(3,010)	(22,607)
Total other income/(expense)	$(29)	$(2,256)	$(109)	$(3,010)	$(22,607)

PROVISION FOR INCOME TAXES
Income tax Benefit	152,384	71,851	152,384	71,851
Tax Valuation allowance	(152,384)	(71,851)	(152,384)	(71,851)

NET INCOME/(LOSS)	$(10,961)	$(52,638)	$(11,594)	$(60,624)	(552,883)

Less: Non-Controlling Interest	168	163	275	357	$3,724

Net Income/(Loss)-Parent	$(10,793)	$(52,475)	$(11,319)	$(60,267)	$(549,159)

Accumulated Deficit
Beginning of Period	$(712,534)	$(472,002)	$(712,008)	$(464,210)

End of Period	$(723,327)	$(524,477)	$(723,327)	$(524,477)

Basic and Diluted
Income/(Loss) per Share	$(0.001)	$(0.004)	$(0.001)	$(0.004)

Weighted Average Shares
Outstanding	15,011,753	14,601,186	15,011,753	14,601,186

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Six Months Ended		Exploration Stage
	June 30,	June 30,	(June 16, 2006 through
	2009	2008	June 30, 2008)
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(11,319)	$(60,267)	$(549,685)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	(275)	(357)	$(3,637)
Depreciation and depletion	94	186	$1,000
Issuance of common stock
In exchange for land	0	0	$30,000
In exchange for services	0	20,000	$121,500
In exchange for exploration costs	0	0	$55,385
Changes in operating assets and liabilities
Decrease/(Increase) in accounts receivable	(22,926)	32,302	$127,958
Decrease/(Increase) in employee receivable	1,963	0	$(354)
Decrease/(Increase) in prepaid expenses	518	522	$11,335
(Decrease)/Increase in accounts payable	6,704	25,156	$(12,799)
(Decrease)/Increase in accrued expenses	(330)	(27,827)	$24,237
Net Cash Flows (used by) Operating Activities	$(25,571)	$(10,285)	$(195,060)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$0	$0	$(6,668)
Deferred financing cost	0	0	$(40,000)
Purchase option on land	0	(90,000)	$(90,000)
Purchase of land	0	0	$(90,000)
Net Cash Flows from Investment Activities	$0	$(90,000)	$(226,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock:
Cancellation of Debt	$0	$0	$(168,093)
Recharacterization of debt to equity	0	0	$265,072
Net Proceeds from stock issuance	0	0	$80,000
Sale of mining property
For treasury stock	0	0	$(30,000)
Exchange for marketable securities	0	0	$(25,000)
Return of deed of trust - mining property	0	0	$90,000
Disposal of vehicle	218	0	$218
Borrowings from related parties	0	90,000	$152,980
Net Cash Flows from Financing Activities	$218	$90,000	$365,177

Net (Decrease) in Cash	$(25,353)	$(10,285)	$(56,551)

Beginning Cash Balance	$50,274	$51,283	$31,630

Ending Cash Balance	$24,921	$40,998	$(24,921)

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Six Months Ended		Exploration Stage
	June 30,	June 30,	(June 16, 2006 through
	2009	2008	June 30, 2009)

Supplemental disclosures on non-cash financing activities:

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$0	$0	$9,000
Legal and professional services	0	20,000	95,000
Stock transfer agent services	0	0	5,500
Accounting services	0	0	4,000
Geology and engineering	0	0	8,000
Sub-total	$0	$20,000	$121,500
For land	0	0	30,000
For exploration costs	0	0	55,385
For contributed capital	0	0	265,072
Total non-cash issuances of stock	$0	$20,000	$471,957

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	0	0	(30,000)
For marketable securities in another company	0	0	(25,000)
For deed of trust in the mining property	0	0	90,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

						Accumulated
						Deficit
	Common		Treasury		Additional	During
	Stock		Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

At June 16, 2006	12,000,000	$1,200			$257,322	$(266,414)	$(7,892)

Shares issued for cash	1,100,000	110			79,890		80,000
Shares issued for services	30,000	3			29,997		30,000
Shares exchanged for debt	300,000	30			55,355		55,385
Parent Co.						(72,844)	(72,844)
Non-controlling Interest						(296)	(296)

At December 31, 2006	13,430,000	$1,343			$422,564	$(339,554)	$84,353

Shares issued for cash	260,000	26			79,974		80,000
Shares issued for services	500,000	50			21,450		21,500
Shares exchanged for debt	336,186	33			168,060		168,093
Net Income/(Loss)
Parent Co.						(124,952)	(124,952)
Non-controlling Interest						(2,266)	(2,266)

At December 31, 2007	14,526,186	$1,452			$692,048	$(466,772)	$226,728

Shares issued for services	150,000	15			19,985		20,000
Shares exchanged for debt	335,567	34			96,945		96,979
Shares repurchased			(30,000)	(30,000)			(30,000)
Net Income/(Loss)
Parent Co.						(247,798)	(247,798)
Non-controlling Interest						(693)	(693)

At December 31, 2008	15,011,753	$1,501	(30,000)	$(30,000)	$808,978	$(715,263)	$65,216

Net Income/(Loss)
Parent Co.						(526)	(526)
Non-controlling Interest						(107)	(107)

At March 31, 2009	15,011,753	$1,501	(30,000)	$(30,000)	808,978	(715,896)	64,583

Net Income/(Loss)
Parent Co.						(10,793)	(10,793)
Non-controlling Interest						(168)	(168)

At June 30, 2009	15,011,753	$1,501	(30,000)	$(30,000)	$808,978	$(726,857)	$53,622

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

Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended June 30, 2009 and December 31, 2008 and results of operations and cash flows for the comparative periods at June 30, 2009 and June 30, 2008 and for the comparative periods June 30, 2009 and June 30, 2008 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Accounts Receivables
Accounts receivables are stated, net of an allowance for uncollectible accounts, based on prior experience.  At June 30, 2009 account receivables were $54,614, net of an allowance for uncollectible accounts in the amount of $2,760.  At December 31, 2008, accounts receivables were $31,688, net of an allowance for uncollectible accounts of $4,608.

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product.  In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At June 30, 2009 there were no inventories on hand.

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

No depreciation expense was recorded for the three-month period ended June 30, 2009.  For the six-month period ended June 30, 2008, depreciation expense was $94.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At June 30, 2009, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to the Statement of Financial Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.  At June 30, 2009, no assets were impaired.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured.  Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred.  At June 30, 2009, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of June 30, 2009 and June 30, 2008.

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

Net deferred tax assets consists of the following components:

	June 30,	December 31,
	2009	2008
Deferred Tax Asset	$152,384	$150,621
Valuation account	(152,384)	(150,621)
Net Deferred Tax Asset	$0	$0

At June 30, 2009, The company had net operating loss carry forwards of $432,183 for federal income tax purposes and $438,471 for state income tax purposes that may be offset against future taxable income from years 2009 through 2027.  No tax benefit has been reported in the June 30, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
There were minimal interest payments during for the six-month period ended June 30, 2009 and for the year ended December 31, 2008.   “Non-cash" investing and financing transactions during the reported periods related primarily to the issuance of common stock in exchange for legal and other professional services and for mineral interests and stock issued to a related party for cancellation of indebtedness, as disclosed in Note G.

Certain Equity Instruments
In June 2003, the FASB approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (“ SFAS No. 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  At June 30, 2009, the Company is not impacted by this requirement.

Comprehensive Income
Standards of Financial Accounting Standards No. 130 (“SFAS 130”), "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  For the periods ended June 30, 2009 and June 30, 2008, the Company did not have any material items of comprehensive income.

Derivative Instruments
In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000.  Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities.  Therefore, SFAS No. 133 did not have an impact on its financial position or results of operations for the periods ended June 30, 2009 and December 31, 2008.

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

Note C – Property, Plant and Equipment

Property, plant and equipment, exclusive of mineral interests which are reported under Note J - Exploration Costs, as required by Industry Guide 7, are comprised of the following:

	June 30,	December 31,
	2009	2008

Office equipment and computers	$5,542	$5,542
Vehicles	1,125	1,125
Less: accumulated depreciation	(5,543)	(6,355)
Less: accumulated impairment	0	0
Net Total	$0	$312

Note D – Deferred Financing Costs

On August 31, 2008, the Company contracted DME Capital, LLC for the purpose of obtaining venture capital and/or a joint venture agreement.  The Company paid DME Capital, LLC a due diligence fee of $40,000.
At June 30, 2009, no definite financing resources have been committed.

Note E – Investment in Securities

During 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company (Refer to Note H) .  At June 30, 2009, the fair value of these securities were estimated at $1.00/share or $25,000.

Note F - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2008, 2007 and prior years as follows:

Net Operating Loss carry-forward to FYE 12/31/99	$171,725
Net Operating Income - Year 2000 (Applied)	(63,853)
Net Operating Loss carry-forward to Year 2001	107,872
Net Operating Loss - Year 2001	179,246
Net Operating Loss carry-forward to Year 2002	287,118
Net Operating Loss - Year 2002	25,497
Net Operating Loss carry-forward to Year 2003	312,615
Net Operating Income - Year 2003 (Applied)	(172,247)
Net Operating Loss carry-forward to Year 2004	140,368
Net Operating Income - Year 2004	(37,634)
Net Operating Loss carry-forward to Year 2005	102,734
Net Operating Loss - Year 2005	3,774
Net Operating Loss carry-forward to Year 2006	106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	213,736
Net Operating Loss - Year 2008	213,791
Net Operating Loss carry-forward to Year 2009	$427,527

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

As of June 30, 2009 and December 31, 2008, the Company recorded a deferred tax benefit of $152,384, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.  No permanent or temporary timing differences between book and tax income have occurred through June 30, 2009.

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

During 2008, the Company issued 150,000 shares of common stock for services and an additional 335,567 shares of common stock to cancel Company indebtedness.  In addition, the Company repurchased 30,000 of its own shares in common stock upon relinquishing its holdings in the Tecoma Mining District.  These shares are being held in Treasury as of June 30, 2009.

No activity has occurred during the first quarter ended June 30, 2009.  At June 30, 2009, the Company had authorized 500,000,000 shares of common stock and 15,011,753 shares had been issued and are outstanding.

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

A recapitulation of the loan activity follows:

	At June 30,	At December 31,
	2009	2008
Loans to Company	$0	$90,000
Repayments	0	(90,000)
Loan Balance	$0	$0

Accrued Interest	$79,748	$79,748

Note I - Litigation

At June 30, 2009 there were no outstanding legal issues.

Note J- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion ($500 per month), commencing October 1, 2008 based on percentage of floor space occupied.  The foreign exploration office located in Hermosillo, Sonora, Mexico has no lease and is rented on a month-to-month basis at $500 per month.  Rental expense for all administrative offices for the period ended June 30, 2009 was $4,352 and for the period ended December 31, 2008 was  $4,496.

Note K – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by Industry Guide 7. Exploration costs incurred since inception as of June 30, 2009 are $254,479.  Exploration costs incurred for the periods ended June 30, 2009 and June 30, 2008 are $6,663 and $15,488, respectively.

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

Financial Condition and Changes in Financial Condition

At June 30, 2009, we had cash resources of $24,921 and receivables of $54,614, which along with revenues generated from engineering consultation, is sufficient to continue our exploration activities to meet our maturing obligations.  Our continued activities, long-term, are dependent on obtaining adequate financing as explained below. Our financial condition as of June 30, 2009, as compared to December 31, 2008 is summarized as follows:

Assets

As of June 30, 2009, we had total assets of $145,376 compared to total assets of $150,596 as of December 31, 2008, representing an decrease of 3% or $5,220.  Current assets comprise primarily of accounts receivable, while other assets are comprised of deferred financing costs (due diligence fee) of $40,000 for the purpose of procuring funds and an investment in securities not-available-for-sale in the amount of $25,000.

	At June 30, 2009	At December 31, 2008	Net Incr./(Decr.)
Current Assets:
Cash	$24,921	$50,274	$(25,353)
Accounts Receivable	54,614	31,688	22,926
Employee Advance	354	2,317	(1,963)
Prepaid Expenses	487	1,005	(518)
Current Assets	$80,376	$85,284	$(4,908)

Property, Plant & Equip.	$0	$312	$(312)
Other Assets	65,000	65,000	0
Total Assets	$145,376	$150,596	$(5,220

Cash decreased by 50% or $25,353 to $24,921 at June 30, 2009, compared to $50,274 at December 31, 2008.  This decrease is attributable to administrative expenses and exploration costs related to on-going exploration activities.

Accounts Receivable increased by 72% or $22,926 to $54,614 at June 30, 2009, compared to $31,688 at December 31, 2008.

Liabilities and Shareholders’ Equity

	At June 30, 2009	At December 31, 2008	Net Incr./(Decr.)
Liabilities
Accounts Payable	$9,436	$2,732	$6,704
Accrued Expenses	82,318	82,648	(330)

Total Liabilities	$91,754	$85,380	$6,374
Non-Controlling Interest	(3,530)	(3,255)	(275)

Shareholders’ Equity

Capital Stock	$810,479	$810,479	$0
Accumulated Deficit	(723,327)	(712,008)	(11,319)
Treasury Stock	(30,000)	(30,000)	0

Shareholder’s Equity	$57,152	$68,471	$(11,319)

Total Liabilities	$145,376	$150,596	$(5,220)

Total liabilities increased by 7% or $6,374 to $91,754 at June 30, 2009, compared to $85,380 at December 31, 2008. This slight increase is due to additional vendor payables at June 30, 2009 than December 31, 2008.

Shareholders’ Equity decreased by $11,319 to $57,152 as of June 30, 2009, compared to $68,471 as of December 31, 2008. This decrease represents the loss from operations of $11,319 for the period ended June 30, 2009.

Liquidity and Capital Resources

Working capital decreased by $11,282 to $(11,378) at June 30, 2009, compared to $(96) at December 31, 2008. The reduction in cash of $25,353 to meet maturing obligations and increased payables of $6,704 offset by the increase in receivables of $22,926 resulted in the decrease in working capital.

Net cash flows from operating activities decreased by 147% or $15,068 to ($25,353) for the six months ended June 30, 2009 as compared to ($10,285) for the comparative six months ended June 30, 2008.  This decrease is primarily due to the net increase in receivables of $55,841, a net decrease in payable of $18,452, issuance of stock for services of $20,000, net of an increase in general & administrative expenses of $48,948 and accrued expenses of $27,497 for the comparable period ended June 30, 2008.  Although there was a reduction in general and administrative expenses, collections from receivables were lower than the comparable six month period.  In addition the payment of invoices resulted in the overall $15,068 reduction in net cash flows from operating activities, as compared to the six months ended June 30, 2008.

No investment or financing activities occurred during the six months ended June 30, 2009.  For the six months ended June 30, 2008, we borrowed $90,000 from a related party (shareholder/officer) so that the Company could place an option towards the purchase of mining property, resulting in no cash flow.

Our business plan does not reflect, nor do we anticipate, any revenues during our exploration phase, aside from ongoing engineering services rendered to an affiliate and others.  We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities at either our US or Mexican properties or both.

Our auditors have issued a going concern opinion on our audited financial statements for the six months ended June 30, 2009, as we have an accumulated deficit of $723,327. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by the continuation of providing engineering services and raising funds through an equity funding. We anticipate total spending requirements of approximately $9,289,500 pending adequate financing over the next twelve months, in the following areas:

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

Results of Operations

We incurred a loss $10,793 for the quarter ended June 30, 2009, compared to a loss of $52,475 for the quarter ended June 30, 2008. The decrease in losses is due to lower General and Administrative expenses during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 in the areas of legal expense and salaries

An analysis of the major components of our results of operations is, as follows:

Revenues. During the quarter ended June 30, 2009 and June 30, 2008, we had revenues of $35,716 and $28,050, respectively. Revenues increased by 27% or $7,667, attributable to increased engineering services.
No revenue is being generated from mineral extraction activities, as we are still in the exploration stage.

Operating Loss.   Operating losses decreased by 78% or $39,415 to ($10,967) for the quarter ended June 30, 2009, from ($50,382) for the quarter ended June 30, 2008.  This decrease is primarily due to reduced exploration and legal costs and increased revenues, as shown above.

Exploration Expenses . Exploration costs decreased by $13,823 to $1,200 for the quarter ended June 30, 2009, from $12,623 for the comparable 2008 period.  This decrease is mostly due to decreased exploration activity.

Depreciation and Depletion Expenses .  There was no depreciation expense for the quarter ended June 30, 2009, as the only depreciable asset was disposed. Depreciation for the quarter ended June 30, 2008 was $93.

Interest Expense.   Interest expense for the quarter ended June 30, 2009 was $29 compared to $2,256 for the quarter ended June 30, 2008.

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

Since the commencement of exploration activities, June 16, 2006 through June 30, 2009, we have incurred a total of $549,159 in expenditures, including general & administrative expenses comprised of salaries, rent, consulting fees, interest and travel expenditures. These expenditures account for approximately 76% of the accumulated deficit of $723,327 reflected in the Shareholders’ Equity section. Our prior activities as an engineering company accounts for the other portion of the deficit.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended June 30, 2009 have been applied consistently with the year ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company adopted this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of the end of the first quarter ending June 30, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending June 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2009, we have an accumulated deficit of $723,327. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $10 million of financing, we will be unable to pursue our planned business operations and will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Dated: August 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 5, 2009
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	August 5, 2009
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002