Form 10-Q
period 2009-09-30
INTERNATIONAL SILVER INC
filed 2009-11-23
CIK 1419482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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
Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 23, 2009
Common Stock, $0.0001 Par Value	18,561,753

Exhibit Index located at page 36

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements

For the Nine Months Ended September 30, 2009
(Unaudited)

and

For the Year Ended December 31, 2008
(Audited)

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	As At
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$44,936	$50,274
Accounts receivables - Note B	29,509	150
Due from related parties - Note H	8,049	12,565
Employee advances	354	2,317
Prepaid expenses	228	1,005
Total Current Assets	$83,076	$66,311

PROPERTY AND EQUIPMENT-Note C
Land	$0	$0
Machinery and equipment	2,042	2,042
Furniture & fixtures	3,500	3,500
Vehicles	0	1,125
	$5,542	$6,667
Less accumulated depreciation	(5,542)	(6,355)
Total Property and Equipment	$0	$312

OTHER ASSETS
Deferred financing costs - Note D	$0	$40,000
Investment in securities - Note E	16,750	25,000
Total Other Assets	$16,750	$65,000

TOTAL ASSETS	$99,826	$131,623

See accompanying notes to the consolidated financial statements

International Silver, Inc
(An Exploration Stage Company)
Consolidated Balance Sheets

	As At
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$439	$1,423
Payroll taxes payable	$381	$233
Accrued expenses	36,282	2,900
Due to related parties - Note H	95,652	80,824
Total Current Liabilities	$132,754	$85,380

N0N-CONTROLLING INTEREST	$(3,530)	$(3,255)

SHAREHOLDERS' EQUITY
Common stock authorized shares - 500,000,000 Par value $0.0001 per Share issued & o/s at 12/31/08 - 15,011,753 issued & o/s at 09/30/09 - 15,011,753	1,501	1,501
Additional paid-in capital	808,978	808,978
Less: Treasury Stock - 30,000 shares	(30,000)	(30,000)
Gain/Loss on Sale of Securities	(8,250)	0
Accumulated deficit during exploration stage	(801,627)	(730,981)
Total Shareholders' Equity	$(29,398)	$49,498

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$99,826	$131,623

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

					Exploration Stage (June 16, 2006
	Three Months Ended		Nine Months Ended		(through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009)
		(Restated)		(Restated)
REVENUES
Consulting-third parties	$25,169	$0	$44,199	$0	$44,199
Consulting-related parties	25,800	28,230	77,220	86,100	320,262
Other	1,195	3,685	1,371	9,121	17,636
Total Revenues	$52,164	$31,915	$122,790	$95,221	$382,097

Operating Expenses
Production costs	$0	$0	$0	$0	$0
Exploration costs	11,320	27,828	17,983	43,176	265,799
General and administration
Consulting fees	30,950	10,000	38,540	12,322	82,960
Professional fees	4,150	2,000	19,560	25,738	130,404
Rent	1,500	6,642	4,500	8,610	72,705
All other general & administrative	23,571	27,874	72,922	91,135	360,107
Depreciation and depletion	0	94	97	280	752
Total operating expenses	$71,491	$74,438	$153,602	$181,261	$912,727

Operating Income/(Loss)	$(19,327)	$(42,523)	$(30,812)	$(86,040)	$(530,630)

OTHER INCOME (EXPENSES)
Impairment Loss	$(40,000)	$0	$(40,000)	$0	$(40,000)
Interest expense	0	(2,488)	(109)	(5,498)	(22,607)
Total other income/(expense)	$(40,000)	$(2,488)	$(40,109)	$(5,498)	$(62,607)

Less: Non-Controlling Interest	$0	$158	$275	$515	$3,724

PROVISION FOR INCOME TAXES
Income tax benefit	$165,028	$71,851	$165,028	$71,851	$165,028
Tax valuation allowance	(165,028)	(71,851)	(165,028)	(71,851)	(165,028)
	$0	$0	$0	$0	$0

NET INCOME/(LOSS)	$(59,327)	$(44,853)	$(70,646)	$(91,023)	$(589,513)

Accumulated Deficit
Beginning of period	$(742,300)	$(529,353)	$(730,981)	$(483,183)

End of period	$(801,627)	$(574,206)	$(801,627)	$(574,206)

Basic and Diluted
Income/(Loss) per Share	$(0.004)	$(0.003)	$(0.005)	$(0.006)

Weighted Average Shares Outstanding	15,011,753	14,843,970	15,011,753	14,768,970

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Nine Months Ended		Exploration Stage
	September 30,	September 30,	(June 16, 2006 through
	2009	2008	September 30, 2008)
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(70,646)	$(91,023)	(589,513)
Adjustments used to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling Interest in subsidiary	(275)	(515)	(3,530)
Depreciation and depletion	97	280	909
Impairment Loss on Financing cost	40,000	0	40,000
Issuance of common stock
In exchange for land	0	0	30,000
In exchange for services	0	20,000	121,500
In exchange for exploration costs	0	0	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in accounts receivable	(24,843)	56,370	159,341
Decrease/(Increase) in employee receivable	1,962	0	1,962
Decrease/(Increase) in prepaid expenses	777	(718)	9,631
(Decrease)/Increase in accounts payable	13,991	35,692	(10,790)
(Decrease)/Increase in accrued expenses	33,381	(25,963)	59,902
Net Cash Flows (used by) Operating Activities	$(5,556)	$(5,877)	$(125,203)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$0	$0	$(6,668)
Deferred financing cost	0	(40,000)	(40,000)
Purchase option on land	0	(90,000)	(90,000)
Purchase of land	0	0	(90,000)
Net Cash Flows from Investment Activities	$0	$(130,000)	$(226,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock:
Cancellation of Debt	$0	$0	$(168,093)
Recharacterization of debt to equity	0	0	265,072
Net Proceeds from stock issuance	0	0	80,000
Sale of mining property
For treasury stock	0	0	(30,000)
Exchange for marketable securities	0	0	(25,000)
Return of deed of trust - mining property	0	0	90,000
Disposal of vehicle	218	0	218
Borrowings from related parties	0	90,000	152,980
Net Cash Flows from Financing Activities	$218	$90,000	$365,177

Net (Decrease) in Cash	$(5,338)	$(45,877)	$13,306

Beginning Cash Balance	$50,274	$51,283	$31,630

Ending Cash Balance	$44,936	$5,406	$44,936

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Nine Months Ended		Exploration Stage (June 16, 2006
	September 30,	September 30,	through September 30,
	2009	2008	2009)

Supplemental disclosures on non-cash financing activities:

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$3,000	$0	$12,000
Legal and professional services	30,350	20,000	125,350
Stock transfer agent services	0	0	5,500
Accounting services	2,150	0	6,150
Geology and engineering	0	0	8,000
Sub-total	$35,500	$20,000	$157,000
For land	0	0	30,000
For exploration costs	0	0	55,385
For contributed capital	0	0	265,072
Total non-cash issuances of stock	$35,500	$20,000	$507,457

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	0	0	(30,000)
For marketable securities in another company	0	0	(25,000)
For deed of trust in the mining property	0	0	90,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of
    Shareholders' Equity

							Accumulated
							Deficit
					Additional	Other	During
	Common Stock		TreasuryStock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

At June 16, 2006	12,000,000	$1,200			$257,322	$0	$(266,414)	$(7,892)

Shares issued for cash	1,100,000	110			79,890			80,000
Shares issued for services	30,000	3			29,997			30,000
Shares exchanged for debt	300,000	30			55,355			55,385
Parent Co.							(72,844)	(72,844)
Non-controlling Interest							(296)	(296)
At December 31, 2006	13,430,000	$1,343			$422,564	$0	$(339,554)	$84,353
Shares issued for cash	260,000	26			79,974			80,000
Shares issued for services	500,000	50			21,450			21,500
Shares exchanged for debt	336,186	33			168,060			168,093
Net Income/(Loss)
Parent Co.							(143,925)	(143,925)
Non-controlling Interest							(2,266)	(2,266)
At December 31, 2007	14,526,186	$1,452			$692,048	$0	$(485,745)	$207,755
Shares issued for services	150,000	15			19,985			20,000
Shares exchanged for debt	335,567	34			96,945			96,979
Shares repurchased			(30,000)	(30,000)				(30,000)
Net Income/(Loss)
Parent Co.							(247,798)	(247,798)
Non-controlling Interest							(693)	(693)
At December 31, 2008	15,011,753	$1,501	(30,000)	$(30,000)	$808,978	$0	$(734,236)	$46,243
Net Income/(Loss)
Parent Co.							(526)	(526)
Non-controlling Interest							(107)	(107)
At March 31, 2009	15,011,753	$1,501	(30,000)	$(30,000)	$808,978	$0	(734,869)	45,610
Net Income/(Loss)
Parent Co.							(10,793)	(10,793)
Non-controlling Interest							(168)	(168)
At June 30, 2009	15,011,753	$1,501	(30,000)	$(30,000)	$808,978	$0	$(745,830)	$34,649

Unrealized Losses on of available for sale assets						(8,250)		(8,250)
Net Income/(Loss)
Parent Co.							(59,327)	(59,327)
Non-controlling Interest							0	0

At September 30, 2009	15,011,753	$1,501	(30,000)	$(30,000)	$808,978	$(8,250)	$(805,157)	$(32,928)

See accompanying notes to the consolidated financial statements

International Silver, Inc.
Notes to Consolidated Financial Statements

Note A - Organization and Business

General
International Silver, Inc., an exploration stage company, as set forth in FASB ASC 915 – Development Stage Entities  and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999.  The Company’s strategy consists of acquiring and exploring high-grade silver properties throughout North and South America.

Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended September 30, 2009 and December 31, 2008 and results of operations and cash flows for the comparative periods at September 30, 2009 and September 30, 2008 and for the comparative periods September 30, 2009 and September 30, 2008 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

Foreign Currency
The functional currency for our foreign subsidiary is U.S. dollars. The Company has elected to use the “remeasurement method”, also referred to as the “monetary/nonmonetary method” pursuant ASC 830-10.  This method translates monetary assets at the current rate, while nonmonetary assets, liabilities and equity are translated at their appropriate historical rates.  Where the local currency is used to record transactions, any material currency translation gains or losses would be included as an element of comprehensive income in the statement of operations and in the equity section of the balance sheet.

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

Accounts Receivables
Accounts receivables are stated, net of an allowance for uncollectible accounts, based on prior experience.  At September 30, 2009 net account receivables were $37,558. The allowance for uncollectible accounts was $2,760.  At December 31, 2008, net accounts receivables were $12,715. The allowance for uncollectible accounts was $2,760.  Included in the total receivables, are related party receivables at September 30, 2009 of $8,049 and at December 31, 2008 of $12,565 (Refer to Note H).

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product.  In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At September 30, 2009 there were no inventories on hand.

FASB ASC 330-10-30 – Inventory-Overall-Initial Measurement, requires that the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as a current period charge. It also requires, the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.

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

No depreciation expense was recorded for the three-month period ended September 30, 2009.  For the nine-month period ended September 30, 2009, depreciation expense was $97.  For the twelve-month period ended December 31, 2008, depreciation expense was $374.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At September 30, 2009, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to ASC 360-10-20, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.  At September 30, 2009, there was an impairment financing costs in the amount of $40,000.  Refer to Note D.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured.  Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred.  At September 30, 2009, there had been no production from any of the Company's properties.

Reclamation and Remediation Costs (Asset Retirement Obligations)
The Company has adopted ASC 410-20 - Asset Retirement Obligation which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Since the Company’s activities are in the exploration and feasibility stage, there is no legal or contractual obligation for reclamation or remediation of our mines or mining interests.  As a result, the adoption of ASC 410-20 does not currently have a material impact on our financial position, results of operations or cash flows.

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of September 30, 2009 and September 30, 2008.

Income Taxes
The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes.  ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates.  Income tax information is disclosed in Note F to the consolidated financial statements.

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

Net deferred tax assets consists of the following components:

	September 30	December 31,
	2009	2008
Deferred Tax Asset	$165,028	$150,621
Valuation Account	(165,028)	(150,621)
Net Deferred Tax Asset	$0	$0

At December 31, 2008, The company had a net operating loss carry-forward of $427,527 for federal income tax purposes that may be offset against future taxable income from years 2009 through 2027.  No tax benefit has been reported in the September 30, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
There were minimal interest payments during  the nine-month period ended September 30, 2009 and for the year ended December 31, 2008.   “Non-cash" investing and financing transactions during the reported periods related primarily to the issuance of common stock in exchange for legal and other professional services and for mineral interests and stock issued to a related party for cancellation of indebtedness, as disclosed in Note G.

Certain Equity Instruments
In June 2003, the FASB approved ASC 480-10-25-4 – Distinguishing Liabilities From Equity – Overall Recognition.  ASC 480-10-25-4 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  At September 30, 2009, the Company is not impacted by this requirement.

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  For the period ended September 30, 2009, the Company recorded an unrealized loss on “available for sale” securities under Other Comprehensive Income.  On  September 30, 2008, the Company did not have any material items of comprehensive income.

Derivative Instruments
In June 1998, the FASB issued ASC 815-10 - Accounting for Derivative Instruments and Hedging Activities.    Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities.  Therefore, ASC 815-10 did not have an impact on its financial position or results of operations for the periods ended September 30, 2009 and December 31, 2008.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, ASC 718 is effective for interim periods beginning after December 15, 2005.

Non-Monetary Exchanges
In December 2004, the FASB issued ASC 845 – Nonmonetary Transactions.  This Statement addresses the measurement of exchanges of non-monetary assets.  The guidance in ASC 845,Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date that this Statement was issued.  The exchange of the Company’s common stock for a 98% interest in Metales Preciosos Atlas, S.A. de C.V. is covered under Note G.

Note C – Property, Plant and Equipment

Property, plant and equipment, exclusive of mineral interests which are reported under Note J - Exploration Costs, as required by Industry Guide 7, are comprised of the following:

	September 30, 2009	December 31, 2008

Office equipment and computers	$5,542	$5,542
Vehicles	0	1,125
Less: accumulated depreciation	(5,542)	(6,355)
Net Total	$0	$312

Note D – Deferred Financing Costs

On August 31, 2008, the Company contracted DME Capital, LLC for the purpose of obtaining venture capital and/or a joint venture agreement.  The Company paid DME Capital, LLC a due diligence fee of $40,000.  At September 30, 2009, although the Company had resurrected looking for financing options, an impairment loss was recognized, as no results had been achieved over the past fiscal year.

Note E – Investment in Securities

During 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company (Refer to Note H) .  At September 30, 2009, the fair value of these securities were estimated at $0.50/share or $16,750, net of taxes.

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

At September 30, the Company recorded a deferred tax benefit of $165,028, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.  No permanent or temporary timing differences between book and tax income have occurred through September 30, 2009.

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

No activity has occurred during the nine-months ended September 30, 2009.  At September 30, 2009, the Company had authorized 500,000,000 shares of common stock and 15,011,753 shares had been issued and are outstanding.

On October 6, 2009, the company issued 3,550,000 shares of common stock to its directors, officers and select consultants for services rendered.   At September 30, 2009, compensation costs were recognized for these shares issued (Refer to Note L).

Note H - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”).  The underlying transactions are with these Related Parties.  These amounts are unsecured and not subject to specific terms of repayment.

	At September 30,	At December 31,
	2009	2008
Receivable from Related Entities	$8,049	$12,565
	$8,049	$12,565

Payable to Director or Officer	$86,589	$80,824
Payable to Related Entities	9,063	2,900
	$95,652	$83,724

Prior to 2008, various loans were made by a shareholder/officer and in 2007, the “principal” portion of the loans were paid off, leaving only the accrued interest due the shareholder/officer. In 2008, a shareholder loan of $90,000 was made to the Company so it could avail itself of an option to purchase mineral properties in the state of California.  The principal part of this loan was also cancelled upon the receipt of an equivalent value in shares of common stock in the Company.

Note I - Litigation

At September 30, 2009 there were no outstanding legal issues.

Note J- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion ($500 per month), commencing October 1, 2008 based on percentage of floor space occupied.  The foreign exploration office located in Hermosillo, Sonora, Mexico has no lease and is rented on a month-to-month basis at $500 per month.  Rental expense for all administrative offices for the period ended September 30, 2009 was $4,500 and for the period ended December 31, 2008 was $4,496.

Note K – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by Industry Guide 7. Exploration costs incurred since inception as of September 30, 2009 are $265,799.  Exploration costs incurred for the nine months ended September 30, 2009 and September 30, 2008 are $17,983 and $43,176, respectively.

Note L – Subsequent Events

On September 23, 2009, the board of directors passed a resolution for the issuance of 3,550,000 shares of common stock to its directors, officers and certain consultants for services rendered.  The share certificates, which are “restricted” pursuant to Rule 144 of the Securities Act of 1934, were not issued until October, 2009.  Compensation costs of $35,500 were accrued at September 30, 2009.

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

Financial Condition and Changes in Financial Condition

At September 30, 2009, we had cash resources of $44,936 and receivables of $37,558, which along with revenues generated from engineering consultation, is sufficient to continue our exploration activities to meet our maturing obligations.  Our continued activities, long-term, are dependent on obtaining adequate financing as explained below. Our financial condition as of September 30, 2009, as compared to December 31, 2008 is summarized as follows:

Assets

As of September 30, 2009, we had total assets of $99,826 compared to total assets of $131,623 as of December 31, 2008, representing an decrease of 24% or $31,797.  Current assets comprise primarily of accounts receivables due from third parties and related entities, while other assets are comprised of an investment in securities classified as “available-for-sale”  in the amount of $16,750.

	At September 30, 2009	At December 31, 2008	Net Incr./(Decr.)
Current Assets :
Cash	$44,936	$50,274	$(5,338)
Accounts Receivable	29,509	150	29,359
Due From Related Parties	8,049	12,565	(4,516))
Employee Advance	354	2,317	(1,963)
Prepaid Expenses	228	1,005	(777)
Current Assets	$83,076	$66,311	$16,765

Property, Plant & Equip.	$0	$312	$(312)
Other Assets	16,750	65,000	(48,250)
Total Assets	$99,826	$131,623	$(31,797)

Cash decreased by 11% or $5,338 to $44,936 at September 30, 2009, compared to $50,274 at December 31, 2008.  This decrease is attributable to administrative expenses and exploration costs related to on-going exploration activities.

Accounts Receivable, including Due From Related Parties increased by 195% or $24,843 to $37,558 at September 30, 2009, compared to $12,715 at December 31, 2008.   The bulk of the change was an increase of $29,359 in third-party receivables, as a result of a new engineering contractual arrangement.  Related party receivables decreased slightly by $4,516.

Liabilities and Shareholders’ Equity

	At September 30, 2009	At December 31, 2008	Net Incr./(Decr.)
Liabilities
Accounts Payable	$820	$1,656	$(836)
Due To Related Parties	95,652	80,824	14,828
Accrued Expenses	36,282	2,900	33,382

Total Liabilities	$132,754	$85,380	$47,374
Non-Controlling Interest	(3,530)	(3,255)	(275)

Shareholders’ Equity

Capital Stock	$810,479	$810,479	$0
Accumulated Deficit	(801,627)	(730,981)	(70,646)
Treasury Stock	(30,000)	(30,000)	0
Unrealized Loss on Sale of Securities	(8,250)	0	(8,250)

Shareholder’s Equity	$(29,398)	$49,498	$(78,896)

Total Liabilities	$99,826	$131,623	$(31,797)

Total liabilities increased by 55% or $47,374 to $132,754 at September 30, 2009, compared to $85,380 at December 31, 2008. This increase is due to additional payables of $13,992 and increased accrued expenses of $33,382, primarily a result of the accrual of compensation for services rendered as of September 30, 2009.

Shareholders’ Equity decreased by $78,896 to $29,398 as of September 30, 2009, compared to $49,498 as of December 31, 2008.  This decrease represents the loss from operations of $70,646 and unrealized losses of $8,250 on “available for sale” securities  during the nine months ended September 30, 2009.

Liquidity and Capital Resources

Working capital decreased by $30,609 to $(49,678) at September 30, 2009, compared to $(19,069) at December 31, 2008.  Recognition of accrued compensation for services rendered were the primary reason for the net change in working capital.

Net cash flows from operating activities increased by 5% or $321 to ($5,556) for the nine months ended September 30, 2009 as compared to ($5,877) for the comparative nine months ended September 30, 2008.  Although overall there was a slight increase, there were substantial changes in operating activities.  There was an increase in receivables of $81,826, a net decrease in payables of $21,701 and the issuance of stock for services of $20,000, net of increased income of $20,377, and accrued expenses of $59,344 and an impairment loss of $40,000 for the comparable period ended September 30, 2008.

No investment or financing activities occurred during the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, we borrowed $90,000 from a related party (shareholder/officer) so that the Company could place an option towards the purchase of mining property, resulting in no cash flow.

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

Our auditors have issued a going concern opinion on our audited financial statements for the nine months ended September 30, 2009, as we have an accumulated deficit of $801,627. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by the continuation of providing engineering services and raising funds through an equity funding. We anticipate total spending requirements of approximately $9,289,500 pending adequate financing over the next twelve months, in the following areas:

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

Results of Operations

We incurred a loss $59,327 for the quarter ended September 30, 2009, compared to a loss of $44,853 for the quarter ended September 30, 2008, an increase of $14,474.   The increase in losses is due primarily to an impairment loss of $40,000 taken on financing costs, net of increased revenue from engineering consulting services ($22,739) and decreased general and administrative expenses of $2,787.

An analysis of the major components of our results of operations is, as follows:

Revenues. During the quarter ended September 30, 2009 and September 30, 2008, we had revenues of $52,164 and $31,915, respectively. Revenues increased by 63% or $20,249, attributable to increased engineering services rendered to a third-party. No revenue is being currently being generated from mineral extraction activities, as we are still in the exploration stage.

Operating Loss.   Operating losses decreased by 55% or $23,196 to ($19,327) for the quarter ended September 30, 2009, from ($42,523) for the quarter ended September 30, 2008.  This decrease is primarily due to increased revenues, with a slight decrease in operating expenses.

Exploration Expenses . Exploration costs decreased by $16,508 to $11,320 for the quarter ended September 30, 2009, from $27,828 for the comparable 2008 period.  This decrease is due to a reduction in exploration activity.

Depreciation and Depletion Expenses .  There was no depreciation expense for the quarter ended September 30, 2009, as the only depreciable asset was disposed. Depreciation for the quarter ended September 30, 2008 was $94.

Interest Expense.   There was no interest expense for the quarter ended September 30, 2009 as compared to $2,488 for the quarter ended June 30, 2008.

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

Since the commencement of exploration activities, June 16, 2006 through September 30, 2009, we have incurred a total of $589,513 in expenditures, including general & administrative expenses comprised of salaries, rent, consulting fees, interest and travel expenditures. These expenditures account for approximately 74% of the accumulated deficit of $801,627 reflected in the Shareholders’ Equity section. Engineering activities prior to June 16, 2006 accounts for the other portion of the deficit.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended September 30, 2009 have been applied consistently with the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860, “Accounting for Transfers and Servicing of Financial Assets”  The provisions of ASC 860, amend the derecognition guidance, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. ASC 860 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of ASC 860 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued ASC 815-10, “Variable Interests Entities”, which provides consolidation guidance applicable to variable interest entities.  ASC 815-10 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.   ASC 815-10 does not apply to the Company.

In June 2009, the FASB issued ASC 105-10-05, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Under ASC 105-10-05, the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10-05 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105-10-05 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of ASC 105-10-05 to have an impact on the financial statements.

In April 2009, the FASB issued ASC 825-10-50-10, Interim Disclosures about Fair Value of Financial Instruments. This ASC requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-50-10 shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments. This ASC relates to debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues. ASC 805 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, ASC 805 requires using the guidance under ASC 450-20-25-2, Accounting for Contingencies. and ASC 450-20-30, Reasonable Estimation of the Amount of a Loss.
This ASC was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this ASC does not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued ASC 820, Fair Value Measurements and Disclosures, which guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This ASC is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of ASC 820 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued ASC 820-10, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,”  which clarifies application of ASC 820-10 in a market that is not active.  ASC 820-10 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of ASC 820-10 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued ASC 810-10, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only ASC improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This ASC is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this ASC effective January 1, 2009.  The adoption of the ASC had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued ASC 715-20, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  ASC 715.20 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in ASC 820-10.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This ASC is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of ASC 715.20 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of ASC 860-10, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities”.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued ASC 260-10-45, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This ASC addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method

ASC 260-10-45 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt ASC 260-10-45; neither do we believe that ASC 260-10-45 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the FASB issued ASC 944-20, “Accounting for Financial Guarantee Insurance Contracts”.  ASC 944-20 clarifies application of financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This ASC also requires expanded disclosures about financial guarantee insurance contracts.   ASC 944-20 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. ASC 944-20 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of ASC 815-10, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of the end of the third quarter ending September 30, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending September 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

None

ITEM 1A -  RISK FACTORS

Risk Factors

In addition to the other information provided in this Form 10-Q, you should carefully consider the following risk factors (and others in our S-1 Registration Statement, which may be accessed at: www.sec.gov/Archives/edgar/data/1419482/000114420408011274/v104636_s1a.htmn ) in evaluating our business before purchasing our common stock. Our exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk. You should not invest in our common stock if you cannot afford to lose your entire investment. In considering an investment in our common shares, you should carefully consider the following risk factors together with all of the other information contained in our filings with the Securities and Exchange Commission, including our S-1 Registration Statement. Any of the following (along with other risk factors that are discussed in our S-1 Registration Statement, and which includes more expansive risk factor discussions pertaining to the risk factors discussed below), may cause our exploration activities, prospects, financial condition or results of operations to be negatively impacted, which may lead to the loss of all or part of your investment.

Risks Related to our Business Activities .

Our financial condition raises substantial doubt about our ability to continue as a going concern.

As of September 30, 2009, we have an accumulated deficit of $801,627. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business.   If we fail to obtain approximately $10 million of financing, we will be unable to pursue our planned business operations and will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Because we are an exploration stage company, we have no mining operations, and our future operations are subject to substantial risks, we may never be successful in conducting any future mining operations .

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

Dated: November 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	November 23, 2009
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	November 23, 2009
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002