Form 10-K
period 2009-12-31
INTERNATIONAL SILVER INC
filed 2010-04-15
CIK 1419482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009.

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
Yes ☐ No ☒

As of December 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant ("aggregate market value") was approximately $120,357.

Issuer's revenues for its most recent fiscal year: $146,934.  The number of shares of the registrant's $.0001 par value common stock outstanding as of  April 14, 2010 was 18,561,753.

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

On November 2, 2006, we acquired 98% of our subsidiary, Metales Preciosos S.A. de C.V. (“Metales Preciosos”), a Mexico based company incorporated in Mexico on April 21, 2003. Metales Preciosos holds four of the exploration properties - El Cumbro, El Cusito, Canada de Oro,, and La Moneda properties located all located in Mexico.  In 2009 and 2008, there were minimal exploration efforts on these properties, while other prospective properties within the same region were reviewed.  In 2009, we closed our Hermosillo, Mexico exploration office.

Additional property reviews conducted during 2009 were in the western region of the United States at our Leviathon property located in San Bernardino County, California and prospective properties in the State of Nevada.

Although we generated total revenues of $227,121 in 2005 and $209,665 in 2006 from engineering/mining related consulting services, revenues generated from engineering services have decreased  to $119,838 in 2007, $111,360 in 2008 and $145,659 in 2009 since June 16, 2006, when we changed the focus of our operations to exploration activities.

We have relied upon funds raised from the sale of our common stock funds provided by our management and limited engineering services to cover our operating costs and expenses. Our independent accountant has issued an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Employees
We currently have four employees: (a) Mr. Harold R. Shipes, our Chief Executive Officer; (b) Mr. John A. McKinney, our Executive Vice President/Chief Financial Officer; (c) Mr. Matthew J. Lang, our Vice President of Administration/Corporate Secretary; and (d) Mr. Alexander Makaron, our Engineer.

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

Leviathon Property
The following approvals will be required from the government of California relative to our Leviathon property:

•	Water Quality Division of the California Department of Environmental Quality.
•	Air Quality Division of the California Department of Environmental Quality.
•	Department of Wildlife Management.
•	Bureau of Land Management in the case of the Plan of Operation of Leviathon.

Mexico Properties
The following approvals will be required from the government of Mexico relative to our Mexico properties:

•	Water Quality Division of the Federal Bureau of Environmental Quality.
•	Air Quality Division of the Federal Bureau of Environmental Quality.

•	Federal Department of Mines for Operating Permit.

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

As of our December 31, 2009 year-end, we have an accumulated deficit of $855,496. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $10 million of financing, we will be unable to pursue our planned business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Harold Roy Shipes, our Chief Executive Officer, John McKinney, our Executive Vice President/Chief Financial Officer, and Matt Lang, our Vice President of Administration/Corporate Secretary, devote less than full time to our business. Each member of our management described above devotes approximately 30% of their time to us. Because our management may be unable to devote the time necessary to our business, we may be unsuccessful in the implementation of our business plan.

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

Our Subsidiary’s Offices
Sonora, Mexico

Our wholly-owned Mexico based subsidiary, Metales Preciosos Atlas, S.A. de C.V., has closed its offices in Hermosillo, Mexico.

We are not subject to competitive conditions for property.  We have no property to insure regarding our corporate offices. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Exploration Properties and Claims

Overview of Exploration Properties and Claims

We have the right to explore for various metals, including gold, silver, copper, lead, zinc, berite; however, our initial primary activities will focus on the exploration of silver. Our rights were obtained through outright property acquisition, staking of Bureau of Land Management claims, and purchase of Bureau of Land Management claims. None of our rights have been obtained through leases. Our properties are located in the State of Sonora in Mexico, and San Bernardino County, California. These properties are known as:

•	The El Cumbro, El Cusito, Canada de Oro, and La Moneda properties located in Sonora, Mexico; and
•	The Leviathon property located in San Bernardino County, California.

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

Metales Preciosos S.A. de C.V.

In November 2006, we acquired from our affiliate, Atlas Precious Metals, Inc., 98% of the equity of Metales Preciosos, Atlas S.A. de C.V. (“Metales Preciosos”), a Mexico corporation, by issuing 300,000 shares of our common stock to Atlas Precious Metals that owned Metales Preciosos since October 2003. Our Chief Executive Officer, Mr. Harold R. Shipes, owns the remaining 2%. Metales Preciosos, which we now own, owns a 100% undivided interest in the following four properties located in the southeast part of the State of Sonora, Mexico:

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

Metales Preciosos Atlas, S.A. de C.V.  maintained a small exploration office in Hermosillo, Sonora, Mexico, from which it conducted exploration on the various properties and performed required administration of its mining properties.  In mid-year 2009, this office was closed.  Any required administration is being handled out of the home office in Tucson, Arizona.

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

Leviathon Property

The Leviathon Property consists of 60 unpatented mining claims, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. The Claims are referred to collectively as the Leviathon Claims and are grouped as Leviathon 1 through Leviathon 14, and Lilly 11-20 that were approved by the Bureau of Land Management in September and October 2007, at which time the Bureau of Land Management approved the Company’s Notice of Location for Lode Mining Claims stating that we have located and have the right to the Leviathon unpatented mining claims. Each claim consists of 20.7 acres, for a total of 1,304 acres.

Property Description, Location and Access

The Leviathon Property consists of 60 unpatented lode mining claims encompassing 1,304 acres.

The Leviathon Property, is located approximately 10 miles northeast of the town of Barstow, California, 145 miles northeast of Los Angeles. The small communities of Dagget and Yermo, California lie about six miles east from Barstow on Interstate 15 and taking the Meridian Road exit, then east one mile on Frontage Road to the Yermo cutoff, then 3.2 miles north on Merdian Road to the paved portion of the Randberg-Barstow Road, then two miles north to a dirt road which leads eastward onto the claims. Access to the property is accessible year round. There are no weather related conditions preventing access to the property on a year round basis. We know of no environmental or archeological issues related to this property.

Geology and History
The mineralization of the Leviathon Property occurs in a series of parallel veins up to 50 feet wide in a zone several hundred feet wide and primarily visible at the surface. The veins strike NW/SE, dip steeply to almost vertical, and are traceable for 1.25 miles on the property. Country rock is tertiary volcanics in related pyroclastic and sedimentary formations. The vein system is located northeast of the Calico Fault.

Over 100,000 tons of barite ore were mined in the early 1950’s by open pit methods in a large cut known as the Leviathon Cut. Approximately 50,000 tons of drilling mud grade barite was shipped. Previous to this, all workings on the property were underground silver mining in the Silverado Mine and the Silver Bow Mine, believed to occur in the late 1890’s. Records are sketchy and no reliable information on these two mines has been located. The above information pertaining to mining only depicts historical information and has no significance whatsoever whether deposits presently exist on the Leviathon property.

Item 3.  Legal Proceedings

There are no pending or threatened lawsuits against us.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2009 or at any other time during 2009 for a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information
Our common stock has been quoted on the Over the Counter Bulletin Board (the "OTCBB") under the trading symbol "ISLV" commencing March 31, 2008.

Holders
As of December 31, 2009, there were 50 shareholders of record.

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

Sales Of Unregistered Securities

On June 12, 2008, we issued 150,000 shares of our common stock to Hamilton & Lehrer, P.A. in exchange for legal services.

On September 8, 2008, we issued 335,567 shares of our common stock to our Chief Executive Officer, Harold R. Shipes and his wife, Eileen Shipes, in full satisfaction of the principal portion of the $90,000 loan that our Chief Executive Officer extended to us to place an option towards the purchase of the Langtry property and $6,979 in business debts that he paid on our behalf..

In October, 2009, the Board of Directors approved a resolution to compensate its directors and employees for services rendered to the Company.   On October 6, 2009, we issued 3,550,000 shares of our common stock to the Directors of our Company and to its employees for services rendered.

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

Use of Proceeds
Not applicable. Although we received proceeds from the sale of our common stock in a private placement, in 2008, and under the immediately above indicated exemptions, we did not receive any proceeds during 2009 from the resale of our common stock by the Selling Shareholders indicated in our S-1 Registration Statement.

Item 6. Selected Financial Data

	December 31, 2009	December 31, 2008	Exploration Stage (since inception) June 16, 2006 to December 31, 2009

Revenue	146,934	120,498	387,270
Total Operating Expenses	236,403	387,122	1,022,850
Cash on Hand	35,747	50,274	N/A
Total Assets	54,420	102,026	N/A
Current Liabilities	97,467	90,995	N/A
Working Capital (Deficit)	(43,047)	10,719	N/A
Accumulated Deficit	(855,496)	(766,193)	(679,462)
Exploration Costs	19,183	155,843	266,999

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

Financial Condition and Changes in Financial Condition

At December 31, 2009, we had cash resources $35,747and receivables due from related parties in the amount of  $17,707, including on-going engineering contract work to enable us to continue to conduct our exploration activities and meet our maturing obligations for several months. Our continued activities are dependent upon obtaining adequate financing, as described below. Our financial condition as of December 31, 2009, compared to December 31, 2008 is summarized below, as follows:

Assets.

As of December 31, 2009, we had total assets of $65,185 compared to total assets of $111,935 as of December 31, 2008, representing a 42% decrease or $46,750. Current assets comprise 100% and 99.7% of our total assets at December 31, 2009 and December 31, 2008, respectively, as further depicted below:

	At December 31, 2009	At December 31, 2008	Net Incr./(Decr.)
Current Assets:
Cash	$35,747	$50,274	$(14,527)
Due from Related Parties	17,707	21,451	(3,744)
Employee Advance	0	2,317	(2,317)
Prepaid Expenses	966	27,672	(26,706)
Current Assets	$54,420	$101,714	$(47,294)

Property, Plant & Equip.	$0	$312	$(312)

Total Assets	$54,420	$102,026	$(47,606)

The 29% decrease or $14,527 in cash comparing the period ending December 31, 2009 to the period ending December 31, 2008, is attributable the decrease in the collection of receivables and decreased payables over the period ending December 31, 2008.

Liabilities and Shareholders’ Equity

	At December 31, 2009	At December 31, 2008	Net Incr./(Decr.)
Liabilities
Accounts Payable	$1,381	$1,656	$(275)
Accrued Expenses	391	5,320	(4,929)
Due to Related Parties	95,695	84,019	11,676
Total Liabilities	$97,467	$90,995	$6,472

Non-Controlling Interest	$(3,530)	$(3,255)	$(275)

Shareholders’ Equity
Capital Stock	$845,979	$810,479	$35,500
Accum.Deficit	(855,496)	(766,193)	(89,303)
Treasury Stock	(30,000)	(30,000)	0

Total Shareholder’s Equity	$(39,517)	$14,286	$(53,803)

Total Liabilities & Equity.	$54,420	$102,026	$(47,606)

Total liabilities increased by 7% or $6,472 to $97,467 at December 31, 2009, compared to $90,995 at December 31, 2008. This increase is primarily due to reimbursable travel expenses that are Due to Related Parties.

Shareholders’ Equity decreased by 377% or $53,803 to ($39,517) as of December 31, 2009; compared to $14,286 as of December 31, 2008. This decrease is primarily due to a loss from operations of $89,303 for the year 2009, offset partially by the issuance of common stock for services in the amount of $35,500.

Liquidity and Capital Resources

Working capital decreased by ($53,766) to ($43,047) at December 31, 2009, compared to $10,719 at December 31, 2008.  This decrease results principally from the reduction in cash of $14,527 and expired prepaid expenses of $26,706 and write-offs in receivables..

Net cash outflows from operating activities decreased by 89% or $118,246 to ($14,742) at December 31, 2009, compared to ($132,988) at December 31, 2008. This decrease in cash outflows is primarily the result of lower losses in year 2009 than in year 2008 by $209,465 as a result of decreased exploration activities and a reduction in payables and accrued expenses in the amount of approximately $41,522, offset by the change in the reduction in receivables of $175,066 during the year 2008, resulting from substantial collections from a related party..

During 2009, there was no investment activity.

Cash flows from financing activities in 2009 were nil at $215, compared to $221,979 in 2008, for a decrease of $221,764 or a decrease of 100%.  In 2008, these activities included the return of the Tecoma mining property ($90,000), borrowings from a shareholder/director ($90,000), issuance of shares in exchange for debt ($96,979), less the redemption of company stock ($30,000) and acquisition of shares($25,000) in a related company.

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

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2009 as we have an accumulated deficit of $855,496. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to collect upon existing receivables and raising funds through an equity funding. We anticipate total spending requirements of approximately $9,289,500 pending adequate financing over the next twelve months, in the following areas:

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

Results of Operations

We incurred losses of $89,303 for the year ended December 31, 2009, a decrease in losses of $209,485 over the prior year. The decrease is due primarily to a decrease in exploration activity in 2009.

An analysis of the major components of our results of operations is, as follows:

Revenues. During the year ended December 31, 2009 and December 31, 2008, we had revenues of $146,934 and $120,498, respectively. Revenues increased by 22% or $26,436 due to additional engineering consultation undertaken.

Operating Loss.   Operating losses decreased by 66% or $177,155 to ($89,469) for the year ended December 31, 2009; from ($266,624) for the year ended December 31, 2008.  This decrease in loss over those incurred in 2008 was primarily due a decrease in exploration activities.

Exploration Expenses . Exploration costs decreased by 88% or $136,660 to $19,183 for the year ended December 31, 2009, from $155,843 for the comparable 2008 period.  During 2009, we conducted substantially less exploration work than in the previous year.

General & Administrative Expenses. General and administrative expense decreased by $13,782, due to decreased bad debt write-offs, to $217,123 for the year ended December 31, 2009 from $230,905 during the year ended December 31, 2008.  The bulk of these expenditures are for consulting work, professional fees and rent.

Depreciation and Depletion Expenses .  Depreciation expense for 2009 and 2008 was $97 and $374, respectively.

Interest Expense.   Interest expense for the year ended December 31, 2009 decreased by 99% or $7,748 to $109 from $7,857 during the 2008 period.  The decrease was due to the debt reduction in 2008 of the $90,000 loan due an officer/director.

Net Loss.   Net loss for the year ended December 31, 2009 decreased by 70% or $209,485 to $89,303 from $298,788 during 2008.  This decrease in loss was due primarily to decreased exploration activity.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities.

1)	Hired a geotechnical consultant to assist launching an exploration program;

2)	Commenced the development of an exploration plan;

3)	Actively sought mineral interests containing precious metals; and

4)	Acquired the following minerals interests and option to purchase mineralized property:

Since converting our business plan to conducting exploration activities, we have incurred the following costs:

Capitalized Acquisitions

a) Purchased the Tecoma Mine (fee simple) – Year 2007	$90,000

b) Sale of Tecoma Mine – Year 2008	(90,000)
Exploration Costs:
a) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are as indicated in 1)–4):

1) El Cumbro property	$14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property
1) Option payment	10,000

2) Option payment – extension	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	29,056

d) Other exploration sites (evaluation)
1) Anaconda	7,500

2) Oro Blanco	8,840

3) Pioche	20,767

e) General Administrative Costs	21,251

Total acquisitions and exploration costs	$266,999

 During our early stage of exploration activities, from June 16, 2006 through December 31, 2009, we incurred an additional $755,096 in general and administration expenses, primarily consisting of salaries, rent, consulting fees, and travel expenditures.

Accumulated losses of $679,462 incurred from the inception of the “exploration phase” accounts for approximately 79% of the accumulated deficit of $855,496 reflected in the Shareholders’ Equity section of our financial statements. Our prior engineering activities accounts for the other portion of the deficit.

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

 Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the year ended December 31, 2009 have been applied consistently for the December 31 year-ends of 2009 and 2008.

                                                                 Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010.  The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112.  The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our Phase I exploration activities and are for a period of eighteen months, at an approximate cost of $2.5 million. Based upon our analysis of the test results and feasibility studies, we will determine whether to proceed with Phase II exploration and development, which will consist of expanding identified ore blocks to the proven classification, permitting, and development. We cannot determine, predict, or assure whether we will be able to proceed with Phase II exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our Consulting Geologist, but each Plan of Operations described below will be directly managed and supervised by a Field Geologist that we hire.

Mexico Properties
We will continue to hold the El Cumbro, El Cusito, and Canada de Oro Properties for future exploration.

USA Properties - The Leviathon property in San Bernardino County, California
We will explore the Leviathon property for silver and barite at a total cost of $2,527,000. We will use one Field Geologist, four workers and infrastructure for our Leviathon property. Equipment to be used to conduct the Leviathon exploration program is shown below:

	Time Period to Complete Task	Cost
Exploration Phase I:
• Hire Project Geologist to manage exploration, sampling and sample preparation activities and workers	18 months	$75,000
• Our Project Geologist will hire 4 workers who will conduct sampling, drill core handling and cataloging, splitting and general sample preparation	12 months	$144,000
• Our Project Geologist will contract a local construction company to prepare access roads and drill pads in preparation for drilling and will supervise the work	2 months	$50,000
• Our Field Geologist will map the mineralized structures, which are visible at surface, to determine the strike and dip of the ore bodies, and based on this, will design our drilling program for the property. Since Leviathon is a series of wide veins, drilling will be designed to intercept the ore bodies from the surface by angling the holes.	3 months	$0
• Our Project Geologist will hire a drilling contractor to drill 5,000 meters at determined drill stations, probably split evenly between core and reverse circulation drilling.	3 months	$1,000,000
• Our Project Geologist will collect the drill samples, log and catalog them, and send them for sample preparation in anticipation of assaying. The samples will be split, with half stored in the storage building	4 months	$20,000
• Our Project Geologist will arrange contract assaying with an independent assay laboratory	4 months	$100,000
• Our Project Geologist will hire an independent mining engineer to design the mine based on the results of our drilling program	3 months	$150,000
• Our Project Geologist will hire an independent research firm to conduct metallurgical testing of the samples to determine the optimal recovery strategy and equipment	4 months	$250,000
• Our Project Geologist will hire an independent environmental engineering firm to conduct fauna, archeological, wild life, hydrology and base line studies to complete and submit project permit requests.	12 months	$350,000
Sub-total		$2,139,000

Exploration Equipment Purchases:
• Light Duty Transportation, 2 Pick-ups and 1 van	1 month	$65,000
• Office Trailer, used	12 months	$15,000
• Purchase steel building for sample preparation and storage	6 months	$125,000
• Purchase two core splitters	3 months	$30,000
• Purchase shelving for sample storage	2 months	$25,000
• Purchase diesel fuel tank	1 month	$8,000
• Purchase 20,000 gallon water head tank, Used	1 month	$20,000
• Purchase office furniture and equipment, including computers	1 month	$30,000
• Purchase a 20 kwh generator for water pumping and a 10kwh generator for project power	1 month	$30,000
• Portable X-ray device for field assaying	1 month	$40,000
Sub-Total		$388,000

 Item 7A Quantitative and Qualitative disclosures About Market Risk

Not applicable. We do not presently invest or otherwise engage in market risk sensitive instruments.

Item 8 Financial Statements and Supplementary Data

The information required by this item is filed herewith.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Silver, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of International Silver, Inc. (An Exploration Stage Company) as of December 31, 2009 and December 31, 2008 (restated), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2008 (restated) and since inception of exploration stage on June 16, 2006 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. (An Exploration Stage Company) as of December 31, 2009 and December 31, 2008 (restated), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2008 (restated)  and since inception of exploration stage on June 16, 2006 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 14, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements
(Audited)

For the Year Ended December 31,2009

And

For the Year Ended December 31,2008

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$35,747	$50,274
Due from related parties - Note H	17,707	21,451
Employee advances	0	2,317
Prepaid expenses - Note C	966	27,672
Total Current Assets	$54,420	$101,714

PROPERTY AND EQUIPMENT-Note D
Machinery and equipment	$2,042	$2,042
Furniture & fixtures	3,502	3,502
Vehicles	0	1,125
	$5,544	$6,669
Less accumulated depreciation	(5,544)	(6,357)
Total Property and Equipment	$0	$312

TOTAL ASSETS	$54,420	$102,026

See accompanying notes to the consolidated financial statements

International Silver, Inc
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
		(Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,191	$1,423
Payroll taxes payable	190	233
Accrued expenses	391	5,320
Due to related parties - Note H	95,695	84,019
Total Current Liabilities	$97,467	$90,995

NON-CONTROLLING INTEREST	$(3,530)	$(3,255)

SHAREHOLDERS' EQUITY
Common stock
authorized shares - 500,000,000
Par value $0.0001 per Share
issued & o/s - 12/31/08 15,011,753
issued & o/s - 12/31/09 18,561,753	1,856	1,501
Additional paid-in capital	844,123	808,978
Less: Treasury Stock	(30,000)	(30,000)
Accumulated deficit during exploration stage	(855,496)	(766,193)
Total Shareholders' Equity	$(39,517)	$14,286

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$54,420	$102,026

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

	Twelve Months Ended
	December 31, 2009	December 31, 2008	Exploration Stage (June 16, 2006 through December 31, 2009)
		(Restated)
REVENUES
Consulting-third parties	$44,199	$0	$44,199
Consulting-related parties	101,460	111,360	325,530
Other	1,275	9,138	17,541
Total Revenues	$146,934	$120,498	$387,270

Operating Expenses
Exploration costs	$19,183	$155,843	$266,999
General and administration
Bad Debt Expense	33,253	8,371	41,624
Consulting	63,207	25,655	120,960
Professional fees	19,560	27,724	130,405
Rent	7,353	18,002	74,236
All other general & administrative	93,750	151,153	387,871
Depreciation and depletion	97	374	755
Total operating expenses	$236,403	$387,122	$1,022,850

Operating Income/Loss	$(89,469)	$(266,624)	$(635,580)

OTHER INCOME (EXPENSES)
Impaiment Loss	$0	$(25,000)	$(25,000)
Interest Expense	(109)	(7,857)	(22,606)
Total other income/(expense)	$(109)	$(32,857)	$(47,606)

Less: Non-Controlling Interest	$275	$693	$3,724

Net Income/(Loss)-Parent	$(89,303)	$(298,788)	$(679,462)

PROVISION FOR INCOME TAXES
Income tax benefit	$199,313	$169,039	$199,313
Tax valuation allowance	(199,313)	(169,039)	(199,313)
	$0	$0	$0

NET INCOME/(LOSS)	$(89,303)	$(298,788)	$(679,462)

Accumulated Deficit
Beginning of Period	$(766,193)	$(467,405)

End of Period	$(855,496)	$(766,193)

Basic and Diluted
Income/(Loss) per Share	$(0.006)	$(0.020)

Weighted Average Shares
Outstanding	15,848,191	14,748,303

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

	Twelve Months Ended		Exploration Stage
	December 31,	December 31,	(Inception to
	2009	2008	December 31, 2009)
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(89,303)	$(298,788)	(679,462)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	(275)	(693)	(3,530)
Depreciation and depletion	97	374	755
Impairment Loss	0	25,000	25,000
Issuance of common stock
In exchange for land	0	0	30,000
In exchange for services	35,500	20,000	157,000
In exchange for exploration costs	0	0	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in accounts receivable	3,744	178,810	231,954
Decrease/(Increase) in employee receivable	2,317	(2,317)	2,317
Decrease/(Increase) in prepaid expenses	26,706	(20,324)	(4,440)
(Decrease)/Increase in accounts payable	11,401	(15,780)	(13,380)
(Decrease)/Increase in accrued expenses	(4,929)	(19,270)	24,012
Net Cash Flows (used by) Operating Activities	$(14,742)	$(132,988)	$(174,389)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$0	$0	$(6,668)
Deferred financing cost	0	0	0
Purchase option on land	0	(90,000)	(90,000)
Purchase of land	0	0	(90,000)
Net Cash Flows from Investment Activities	$0	$(90,000)	$(186,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock:
Cancellation of Debt	$0	$0	$(168,093)
Recharacterization of debt to equity	0	96,979	265,072
Net Proceeds from stock issuance	0	0	80,000
Sale of mining property			0
For treasury stock	0	(30,000)	(30,000)
Exchange for marketable securities	0	(25,000)	(25,000)
Return of deed of trust - mining property	0	90,000	90,000
Disposal of vehicle	215	0	215
Borrowings from related parties	0	90,000	152,980
Net Cash Flows from Financing Activities	$215	$221,979	$365,174

Net (Decrease) in Cash	$(14,527)	$(1,009)	$4,117

Beginning Cash Balance	$50,274	$51,283	$31,630

Ending Cash Balance	$35,747	$50,274	$35,747

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

	Twelve Months Ended		Exploration Stage
	December 31, 2009	December 31, 2008	(July 16, 2006 through December 31, 2009)
		(Restated)
Supplemental disclosures on non-cash financing activities:

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$12,000	$0	$21,000
Legal and professional services	21,350	20,000	$116,350
Stock transfer agent services	0	0	$5,500
Accounting services	2,150	0	$6,150
Geology and engineering	0	0	$8,000
Sub-total	$35,500	$20,000	$157,000

For land	0	0	$30,000
For exploration costs	0	0	$55,385
For contributed capital	0	96,979	$265,072
Total non-cash issuances of stock	$35,500	$116,979	$507,457

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	0	(30,000)	(30,000)
For marketable securities in another company	0	(25,000)	(25,000)
For deed of trust in the mining property	0	90,000	90,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of  Shareholders' Equity

		Common Stock			Treasury Stock
	Share Price	No. of Shares	$0.0001 Par Value	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit During Exploration Stage	Total

At June 16, 2006		12,000,000	$1,200	$257,322			$(266,414)	$(7,892)

Shares issued for services
September 13, 2006	$0.0750	1,000,000	100	74,900				75,000
October 21, 2006	$0.0500	100,000	10	4,990				5,000
Shares issued for property
September 19, 2006	$1.0000	30,000	3	29,997				30,000
Shares issued for acquisition
of Metales Preciosos
October 21, 2006	$0.1846	300,000	30	55,355				55,385
Net Income/(Loss)							(72,844)	(72,844)
At December 31, 2006		13,430,000	$1,343	$422,564			$(339,258)	$84,649

Shares issued for cash
May 4, 2007	$0.5000	400	0	200				200
May 11, 2007	$0.5000	2,000	0	1,000				1,000
May 14, 2007	$0.5000	4,000	0	2,000				2,000
May 16, 2007	$0.5000	600	0	300				300
June 4, 2007	$0.5000	3,000	0	1,500				1,500
October 29, 2007	$0.5000	4,000	0	2,000				2,000
November 6, 2007	$0.5000	28,000	3	13,997				14,000
November 8, 2007	$0.5000	18,000	2	8,998				9,000
November 13, 2007	$0.2500	200,000	20	49,980				50,000
Shares issued for services
May 22,, 2007	$0.0550	100,000	10	5,490				5,500
September 13, 2007	$0.0400	250,000	25	9,975				10,000
September 21, 2007	$0.0400	150,000	15	5,985				6,000
Shares exchanged for debt
June 30, 2007	$0.5000	336,186	33	168,060				168,093
Net Income/(Loss)							(128,147)	(128,147)
At December 31, 2007		14,526,186	$1,452	$692,048			$(467,405)	$226,095

Shares issued for services
June 12, 2008	$0.1333	150,000	15	19,985				20,000
Shares exchanged for debt
September 8, 2008	$0.2890	335,567	35	96,945				96,980
Shares repurchased
November 10, 2008					(30,000)	(30,000)		(30,000)
Net Income/(Loss)							(298,788)	(298,788)
At December 31, 2008		15,011,753	$1,501	$808,978	(30,000)	$(30,000)	$(766,193)	$14,286

Shares issued for services
October 6, 2009	$0.0100	3,550,000	355	35,145				35,500
Net Income/(Loss)							(89,303)	(89,303)
At December 31, 2009		18,561,753	$1,856	$844,123	(30,000)	$(30,000)	$(855,496)	$(39,517)

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

The business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America.  The initial objective is to initiate an intensive reconnaissance and exploration program around the Leviathon property and on the El Cumbro and El Cusito properties of the Company’s wholly owned Mexican subsidiary, Metales Preciosos Atlas, S.A. de C.V., to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition.  The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

Key Mineral Properties

Leviathon Project, San Bernardino Co. CA

The Leviathon Project is located in the Calico silver mining district about 15 miles northeast of Barstow or 145 miles northeast of Los Angeles in the Mojave Desert of Southern California.  The project is held for exploration with approximately 1300 acres of U.S federal lode mining claims owned in 100 percent interest by International Silver Inc.

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

It is the intention of the company to maintain the claims and to continue with exploration on the project.

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

Recently Enacted Accounting Standards

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010.  The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112.  The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

Accounts Receivables
Accounts receivables are stated, net of an allowance for uncollectible accounts, based on prior experience.  At December 31, 2009 account receivables were $29,199.16 with an allowance for uncollectible accounts of $29,199.16, bringing the net amount to zero.

At December 31, 2008, accounts receivables were zero.

Inventories
In-process inventories represent ore that is currently in the process of being converted to a saleable product.  In-process inventories, if any, are valued at the lower of average production cost or net realizable value. At December 31, 2009 and 2008 there were no inventories on hand.

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

Depreciation expense for the year ended December 31, 2009 was $97.  For the year ended December 31, 2008, depreciation expense was $374.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At December 31, 2009 and 2008, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to ASC 360-10-20, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.  At December 31, 2009, there was an impairment on marketable securities in the amount of $25,000.  Refer to Note  E.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured.  Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred.  At December 31, 2009, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of December 31, 2009 and 2008.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax assets are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.   Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The total deferred tax asset is 36% of the cumulative net operating loss.

Net deferred tax assets consists of the following components:

	December 31 2009	December 31, 2008

Deferred Tax Asset	$199,313	$169,039
Valuation Account	(199,313)	(169,039)
Net Deferred Tax Asset	$0	$0

At December 31, 2009, The company had a net operating loss carry-forward of $551,071 (refer to Note F) for federal income tax purposes that may be offset against future taxable income from years 2009 through 2027.  No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
There were minimal interest cash payments during the year ended December 31, 2009 and for the year ended December 31, 2008.   “Non-cash" investing and financing transactions during the reported periods related primarily to the issuance of common stock in exchange for legal and other professional services and for mineral interests and stock issued to a related party for cancellation of indebtedness, as disclosed in Note G.

Certain Equity Instruments
In June 2003, the FASB approved ASC 480-10-25-4 – Distinguishing Liabilities From Equity – Overall Recognition.  ASC 480-10-25-4 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  At December 31, 2009, the Company is not impacted by this requirement.

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  For the years ended December 31, 2009 and 2008, the Company recorded an unrealized loss on “available for sale” securities under Other Comprehensive Income.  On December 31, 2009 and 2008, the Company did not have any material items of comprehensive income.

Derivative Instruments
In June 1998, the FASB issued ASC 815-10 - Accounting for Derivative Instruments and Hedging Activities.    Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities.  Therefore, ASC 815-10 did not have an impact on its financial position or results of operations for the years ended December 31, 2009 and December 31, 2008.

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

Note C – Prepaid Expenses

On August 31, 2008, the Company executed a one-year contract with DME Capital, LLC for the purpose of obtaining venture capital and/or a joint venture agreement.  The Company paid DME Capital, LLC a due diligence fee of $40,000.  At December 31, 2009, the prepaid balance on this contract was zero and at December 31, 2008, the prepaid balance was $26,667.  In total, prepaid expenses at December 31, 2009 and 2008 were $966 and $27,672, respectively.

Note D – Property, Plant and Equipment

Property, plant and equipment, exclusive of mineral interests which are reported under Note J - Exploration Costs, as required by Industry Guide 7, are comprised of the following:

	December 31, 2009	December 31, 2008
Office equipment and computers	$5,544	$5,544
Vehicles	0	1,125
Less: accumulated depreciation	(5,544)	(6,357)
Net Total	$0	$312

Note E – Investment in Securities

During 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company (Refer to Note H).  At December 31, 2008, these securities were deemed to have no discernable value, therefore a $25,000 impairment loss was recorded.

Note F - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2009, 2008 and prior years as follows:

Net Operating Loss carry-forward to FYE 12/31/99	$171,725
Net Operating Income - Year 2000 (Applied)	(63,853)
Net Operating Loss carry-forward to Year 2001	107,872
Net Operating Loss - Year 2001	179,246
Net Operating Loss carry-forward to Year 2002	287,118
Net Operating Loss - Year 2002	25,497
Net Operating Loss carry-forward to Year 2003	312,615
Net Operating Income - Year 2003 (Applied)	(172,247)
Net Operating Loss carry-forward to Year 2004	140,368
Net Operating Income - Year 2004	(37,634)
Net Operating Loss carry-forward to Year 2005	102,734
Net Operating Loss - Year 2005	3,774
Net Operating Loss carry-forward to Year 2006	106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	101,815
Net Operating Loss - Year 2007	115,116
Net Operating Loss carry-forward to Year 2008	216,931
Net Operating Loss - Year 2008	264,020
Net Operating Loss carry-forward to Year 2009	$480,951
Net Operating Loss - Year 2009	70,120
Net Operating Loss carry-forward to Year 2010	$551,071

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At December 31, 2009 the Company recorded a deferred tax benefit of $199,313, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.  No permanent or temporary timing differences between book and tax income have occurred through December 31, 2009.

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

On September 13, 2006, The Company issued 1,000,000 shares of common stock in exchange for legal services.

On September 19, 2006, the Company issued 30,000 shares of common stock for land

On October 21, 2006, the Company issued 300,000 shares of common stock in exchange for a 98% interest in the holdings of Metales Preciosos Atlas, S.A. de C.V., a Mexican subsidiary.

On October 21, 2006, the Company issued 100,000 shares of common stock for Director fees

During 2007, the Company issued shares of common stock as follows:

   Conducted a private placement and issued an additional 260,000 shares of common stock for cash
     May, 2007             - issued     7,000 shares of common stock for   $  3,500 in cash
     June, 2007            - issued     3,000 shares of common stock for   $  1,500 in cash
     October, 2007       - issued     4,000 shares in common stock for  $  2,000 in cash
     November, 2007   - issued 236,000 shares in common stock for  $73,000 in cash

  Issued 500,000 shares of common stock in exchange for consulting services
     May, 2007             - issued  100,000 shares of common stock for Director fees
     September, 2007  - issued  400,000 shares of common stock for consulting services

  Issued shares of common stock in exchange for debt
     June 30, 2007      - issued 336,186 shares of common stock in exchange for an outstanding debt owed a shareholder/officer, as explained in Note G.

On June 12, 2008, the Company issued 150,000 shares of common stock for transfer agent services

On September 8, 2008, the Company issued 335,567 shares of common stock in exchange for an outstanding debt owed to a shareholder/officer

On November 10, 2008, the Company repurchased 30,000 of its own shares in common stock upon relinquishing its holdings in the Tecoma Mining District.  These shares are being held in Treasury as of December 31, 2009.

On September 23, 2009, the Board of Directors passed a resolution for the issuance of 3,550,000 shares of common stock to its directors, officers and certain consultants for services rendered.  The share certificates were effective October 6, 2009, but are “restricted” pursuant to Rule 144 of the Securities Act of 1934.

At December 31, 2009, the Company had authorized 500,000,000 shares of common stock and 18,561,753 shares had been issued and are outstanding.

Note H - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”).  The underlying transactions are with these Related Parties.  These amounts are unsecured and not subject to specific terms of repayment.

	At December 31, 2009	At December 31, 2008

Receivable from Related Entities	$17,707	$21,451
	$17,707	$21,451
Payable to Director or Officer	$93,732	$84,019
Payable to Related Entities	1,963	0
	$95,695	$84,019

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

Note I - Litigation

At December 31, 2009 and 2008 there were no outstanding legal issues.

Note J- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion ($500 per month), commencing October 1, 2008 based on percentage of floor space occupied.  During 2008 and through mid-year 2009, the foreign exploration office located in Hermosillo, Sonora, Mexico rented on a month-to-month basis at $500 per month.  Rental expense for all administrative offices for the year ended December 31, 2009 was $7,353 and for the year ended December 31, 2008 was $18,002.

Note K – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by Industry Guide 7. Exploration costs incurred since inception as of December 31, 2009 are $266,999.  Exploration costs incurred for the years ended December 31, 2009 and December 31, 2008 are $19,183 and $155,843, respectively.

Note L – Subsequent Events

On March 1, 2010, the Company purchased a 70% interest in the Estrades Mine, including all facilities and equipment located at or used in connection with the property and certain other related properties, and mining claims and leases located in the Township of Estrades, Oivilliers in the Province of Quebec, Canada, from a related party in exchange for 6,000,000 shares of its common stock.

On March 3, 2010, the Company exchanged their recently-acquired 70% interest in the Estrades mining property and facilities  for 6,000,000 shares of common stock of Continental Mining and Smelting Limited, a private company, incorporated under the federal laws of Canada.

Note M – Segment information

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

	Year
	2009	2008

Current assets	$0	$0
Property, plant & equipment	0	313
Total Assets	$0	$313
Capital	$176,802	$163,422
Accumulated Deficit-Prior Years	(163,109)	(128,156)
Net Loss	(13,693)	(34,953)
Total Liabilities & Shareholders' Equity	$0	$313

Note N – Restatement of Prior Year’s Financial Statements

The Company’s financial statements for the period ended December 31, 2008 have been re-audited, pursuant to a mandate by the PCAOB – Public Company Accounting Oversight Board as a result of non-compliance by a predecessor auditing firm.  As a result of this re-audit, the balance sheet and statement of operations have been restated to reflect the reclassification of a prepaid contract of $13,333, a write-off of $10,237 in receivables, an increase in accrued expenses of $2,420 and recognition of an impairment loss on securities available for sale of $25,000, resulting in an overstatement of income of $50,990 for the year ended December 31, 2008.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-K for the year ended December 31, 2009.

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

The table below sets forth our corporate officers and directors:

Name of Service	Age	Position	Term as Director	Period as Director
Harold Roy Shipes	67	President/CEO/Chairman/Director	Two year	9/92 to Present

Herbert E. Dunham	66	Director	Two year	6/06 to Present

Michael S. Harrington	72	Director	Two year	9/07 to Present

John A. McKinney	49	Chief Financial Officer/Executive Vice President

Matthew J. Lang	31	Vice President/Corporate Secretary

Mr. Harold Roy Shipes, Chairman/President/Chief Executive Officer. Mr. Shipes has been our President/Chief Executive Officer since April 13, 1999, and our co-founder and Chairman of the Board since 1992. From 1992 until December 2009, Mr. Shipes provided us with engineering services, specializing in mining related engineering projects. Including his affiliation with us, Mr. Shipes has over 37 years experience in the mining industry in senior management positions with companies around the world and has worked extensively in copper, zinc and precious metals, as well as engineering, construction and project development, as follows:

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

Mr. John A. McKinney, Executive Vice President and Chief Financial Officer. Mr. McKinney has been our Executive Vice President/Chief Financial Officer since June 16, 2006. From September 4, 1992 to December 31, 2001, Mr. McKinney was our Corporate Secretary. Including his affiliation with us, Mr. McKinney, has performed in senior management positions in the mining industry for approximately 20 years, as follows:

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

Mr. Matson has  approximately 22 years of mining experience, including:

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

Family Relationships

Two of our officers and director are related to one another.  John A. McKinney, our Executive Vice-President/Chief Financial Officer, is the son-in-law of Harold R Shipes, our Chief Executive Officer/Chairman of the Board. Apart from that relationship, there are no family relationships between or among any of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person in which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

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
We have adopted a Code of Ethics.

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

b. Committees
We have audit, nominating or compensation committees performing similar functions.  Our Board of Directors, as a whole, decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has adopted procedures for considering executive and director compensation.  We have not yet elected audit, compensation, or nominating committees because we have not sufficiently developed our operations since we changed our business model to exploration activities.  We have established minimum criteria for the election of nominees to our Board of Directors and have a process or procedure for evaluating such nominees.

c. Shareholder Communications
Our Board of Directors has adopted a defined or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors.  We have also adopted a process for our security holders to communicate with our Board of Directors.

d. Board of Director Meetings.

During 2009, three board resolutions were adopted during the year in lieu of actual board member meetings.  All three board members, Harold R. Shipes, Michael Harrington and Herbert E. Dunham approved the resolutions.  The annual board meeting is pending.

During fiscal year 2008, we had one Board of Director meeting that was held on March 18, 2008.  We had three directors in attendance, H. Roy Shipes, Michael Harrington and Herbert E. Dunham.

e. Annual Shareholder Meetings

Our annual board meeting for 2008 is pending.

On March 18, 2008, we had our 2007 Annual Meeting of Shareholders.  All of our directors at the time, Messrs. Dunham, Harrington and Shipes attended the meeting. We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance.

Item 11 Executive Compensation

The following table sets forth the total compensation currently being paid by us for services rendered by our executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts($)	All Other Compensation ($)
H. Roy Shipes	2008	0	0	0	0	0	0	0
President and Chief Executive Officer	2009	0	0	0	10,000		0	0
John A. McKinney	2008	0	0		0	0	0	0
Executive Vice President and Chief Financial Officer	2009	0	0	0	10,000	0	0	0
Matthew J. Lang	2008	0	0	0	0	0	0	0
Vice President, Secretary	2009	0	0	0	10,000	0	0	0

Employment Agreements, Termination of Employment and Change-in-Control Arrangement

There are no employment agreements between any member of our management and us. There are no changes of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.

Management Compensation
In 2009, our management  received shares in the Company’s common stock as compensation for past services. We have no agreements in place to pay any compensation to management, although we may enter into such agreements in the future.

Board Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Herbert E Dunham	2006	0	0	$5,000	0	0	0	0	$5,000
Herbert E. Dunham	2009	0	0	$1,000					$1,000
Michael Harrington	2007	0	0	$4,000	0	0	0	0	$4,000
Michael Harrington	2009	0	0	$1,000					$1,000

In 2009, Herbert E Dunham and Michael Harrington, our Directors, have each received 100,000 shares of our common stock for their services as Directors  The shares issued to Director Dunham on October  6, 2009 were valued at $0.01 per share, for an aggregate value of $1,000.  The shares issued to Director Harrington on October 6, 2009, were valued at $0.01 per share, for an aggregate value of $1,000.

In 2008. there was no compensation paid to any director.

On September 13, 2007, Director Harrington was issued 100,000 shares of common stock, valued at $0.04 per share, for an aggregate value of $4,000, for services as Director.

On October 21, 2006, Director Dunham was issued 100,000 shares of common stock, valued at $0.05 per share, for an aggregate value of $5,000, for services as Director.

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

NAME AND ADDRESS	TITLE	CLASS OF SECURITIES	TOTAL SHARES OWNED	PERCENTAGE

Harold Roy Shipes and his wife, Eileen Shipes* 11251 E. Camino Del Sahuaro Tucson, AZ 85749	Chief Executive Officer/Chairman of the Board	Common	5,408,613	29.1%

John McKinney and his wife, Lynette McKinney** 12509 E. Jeffers Place Tucson, AZ 85749	Executive Vice President/Chief Financial Officer	Common	4,904,000	26.4%

Matthew Lang and his wife, Danielle Lang** 9526 E. Corte Puente Del Sol Tucson, AZ 85748	Vice President /Secretary	Common	5,150,000	27.7%

Herbert E. Dunham 6555 E. Via Cavalier Tucson, AZ 85715-4732	Director	Common	192,000	1.0%

Michael Harrington 14190 E. Caly Avenue Aurora, CO 80016	Director	Common	200,000	1.1%

TOTAL			12,502,753	85.3%

* Shares held as community property.
** Shares held as joint tenants in the entirety.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 18,561,763 shares of common stock outstanding as of the date of this registration statement.

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

Indebtedness to our Chief Executive Officer , Roy Shipes
As of December 31, 2009, we owe our Chief Executive Officer, Harold R. Shipes, a total of $93,732 of which is  accrued interest of $79,748 from various loans made in earlier years, with the balance representing business expenses incurred on behalf of the Company.

As of December 31, 2008, we owed our Chief Executive Officer, Harold R. Shipes, a total of $84,019 representing accrued interest from various loans made in earlier years.  From December 1998 to December 31, 2008, our Chief Executive Officer, Harold R. Shipes, loaned us an aggregate of $335,508. These loans, which are unsecured, bear interest at a rate of ten (10%) percent per year.

On September 8, 2008, we issued 335,567 shares of our common stock to Harold R. Shipes, in satisfaction of $96,979 in loans from Mr. Shipes.  $90,000 represented the principal portion of a $90,000 loan made in 2008; the remainder represents business debts Mr. Shipes incurred on behalf of the Company.

On June 30, 2007, we issued 336,186 shares of our common stock to Mr. Shipes, in satisfaction of $168,093 of loans that he extended to us.

Stock Issuances to Directors

In 2009, Herbert E Dunham and Michael Harrington, each received 100,000 shares of our common stock for their services as a Director  The shares issued to Director Dunham on October  6, 2009 were valued at $0.01 per share, for an aggregate value of $1,000.  The shares issued to Director Harrington on October 6, 2009, were valued at $0.01 per share, for an aggregate value of $1,000.

Our Directors, Herbert E. Dunham and Michael Harrington each received 100,000 shares of our common stock on October 21, 2006 and September 13, 2007, respectively, for their services as our Directors.  Mr. Dunham shares were valued at $0.05 per share for an aggregate value of $5,000.  Mr. Harrington’s shares were valued at $0.04 per share, for an aggregate value of $4,000.

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

 Item 14 Principal Accountant Fees and Services

Principal Accountant Fees and Services

Audit Fees
We paid our principal independent accountants, Moore and Associates, Chartered $8,000 in audit fees for the audit of our financial statements ending December 31, 2008.

Audit fees paid to Moore and  Associates, Chartered in 2009 were $6,800 and $2,000 to our successor auditors, Seale and Beers, CPA’s.   During 2009, the Securities Exchange Commission advised us that Moore and Associates, Chartered, was not in compliance with appropriate auditing standards and procedures and their license to practice under the aspices of the Public Company Accounting Oversight Board (PCAOB) was revoked.   Pursuant to SEC requirements, the Company filed the appropriate 8-K filing and has contracted with Seale and Beers, CPA’s to reaudit the Company’s financial records for the Year 2008 at a cost of $5,000.

Tax Fees
No such fees were paid to Moore & Associates, nor Seale and Beers, CPA’s , their successors,  at any time.

All Other Fees
No such fees were paid to Moore & Associates, nor Seale and Beers, CPA’s , their successors,  at any time

PART IV

Item 15 Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 23(a): Consent of Seale and Beers, CPA’s dated  April 14, 2010

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

Dated:  April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	April 15, 2010
Harold R. Shipes	Principal Executive Officer Chief Executive Officer

/s/Herbert E Dunham	Director	April 15, 2010
Herbert E Dunham

/s/ Michael Harrington	Director	April 15, 2010
Michael Harrington

/s/John A. McKinney	Chief Financial Officer	April 15, 2010
John A. McKinney	Principal Accounting Officer Executive Vice President

/s/ Matt J. Lang	Secretary/Vice President of Administration	April 15, 2010
Matt J. Lang

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Inapplicable. We have not provided an annual report to our security holders and we have never filed a Proxy Statement.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of International Silver, Inc, of our report dated April 14, 2010 on our audit of the consolidated financial statements of International Silver, Inc as of December 31, 2009 and 2008 (restated), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2008 (restated) and since inception of exploration stage on June 16, 2006 through December 31, 2009, and the reference to us under the caption “Experts.”

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 15, 2010

Seale and Beers, CPAs PCAOB & CPAB Registered Auditors

50 S. Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351