Form 10-Q
period 2010-03-31
INTERNATIONAL SILVER INC
filed 2010-06-02
CIK 1419482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Class _  _Shares Outstanding at May 28, 2010 __Common Stock, $0.0001 Par Value _  _24,531,753 __ Exhibit Index located at page 36

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

International Silver, Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2010
(Unaudited)

And

For the Year Ended December 31, 2009
(Audited)

SEALE AND BEERS, CPAs PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Silver, Inc
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of International Silver, Inc as of March 31, 2010, and the related condensed consolidated statements of operations, statement of Stockholders' equity and cash flows for the three-month period ended March 31, 2010, 2009 and from inception June 16, 2006 through March 31, 2010. These interim financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the fmancials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
[Missing Graphic Reference]
Seale and Beers, CPAs Las Vegas, Nevada May 24, 2010
50 S. Jones Blvd Suite 202 Las Vegas. NV89107Phone: (888)727-8251 Fax: (888)782-2351

The accompanying financial statements have been reviewed assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

International Silver, Inc.
(An Exploration Stage Enterprise)
Condensed Consolidated Balance Sheets

	As At
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$41,158	$35,747
Due from related parties - Note H	21,265	17,707
Prepaid expenses	718	966
Total Current Assets	$63,141	$54,420

PROPERTY AND EQUIPMENT- Note C
Machinery and equipment	$2,042	$2,042
Furniture & fixtures	3,502	3,502
	$5,544	$5,544
Less accumulated depreciation	(5,544)	(5,544)
Total Property and Equipment	$0	$0

TOTAL ASSETS	$63,141	$54,420

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc
(An Exploration Stage Enterprise)
Condensed Consolidated Balance Sheets

	As At
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$566	$1,191
Payroll taxes payable	382	190
Accrued expenses	854	391
Due to related parties - Note H	95,695	95,695
Total Current Liabilities	$97,497	$97,467

Total Liabilities	$97,497	$97,467

NON-CONTROLLING INTEREST	$(3,530)	$(3,530)

SHAREHOLDERS' EQUITY
Common stock - Note G
authorized shares - 500,000,000
Par value $0.0001 per Share
issued & o/s - 12/31/09 15,011,753
issued & o/s - 03/31/10 18,531,753	1,853	1,856
Additional paid-in capital	814,126	844,123
Shares Issuable	15,000	0
Less: Treasury Stock	0	(30,000)
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(685,771)	(679,462)
Total Shareholders' Equity	$(30,826)	$(39,517)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$63,141	$54,420

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Condensed Consolidated Statements of Operations

	Three Months Ended		Exploration Stage
	March 31,	March 31,	(June 16, 2006
	2010 (Unaudited)	2009 (Audited)	through March 31, 2010)
		(Restated)

REVENUES
Consulting-third parties	$0	$7,220	$44,199
Consulting-related parties	29,280	27,690	354,810
Other	378	0	17,919
Total Revenues	$29,658	$34,910	$416,928

Operating Expenses
Exploration costs	$0	$5,463	$266,999
General and administration
Bad Debt Expense	0	0	41,624
Consulting	0	12,700	120,960
Professional fees	5,000	6,000	135,405
Rent	2,400	2,567	76,636
All other general & administrative	13,567	16,132	401,438
Depreciation and depletion	0	94	755
Total operating expenses	$20,967	$42,956	$1,043,817

Operating Income/Loss	$8,691	$(8,046)	$(626,889)

OTHER INCOME (EXPENSES)
Impairment Loss	$(15,000)	$0	(40,000)
Interest Expense	0	(81)	(22,606)
Total other income/(expense)	$(15,000)	$(81)	$(62,606)

Less: Non-Controlling Interest	$0	$107	$3,724

Net Income/(Loss)-Parent	$(6,309)	$(8,020)	$(685,771)

PROVISION FOR INCOME TAXES
Income tax benefit	$205,513	$169,039	$205,513
Tax valuation allowance	(205,513)	(169,039)	(205,513)
	$0	$0	$0

NET INCOME/(LOSS)	$(6,309)	$(8,020)	$(685,771)

Accumulated Deficit
Beginning of Period	$(855,496)	$(766,193)

End of Period	$(861,805)	$(774,213)

Basic and Diluted
Income/(Loss) per Share	$(0.000)	$(0.001)

Weighted Average Shares
Outstanding	18,538,420	15,011,753

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended		Exploration Stage
	March 31,	March 31,	(June 16, 2006
	2010 (Unaudited)	2009 (Audited)	through March 31, 2010)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(6,309)	$(8,020)	(685,771)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	0	(107)	(3,530)
Depreciation and depletion	0	94	755
Impairment Loss	15,000	0	40,000
Issuance of common stock
In exchange for land	0	0	30,000
In exchange for services	0	0	157,000
In exchange for exploration costs	0	0	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(3,558)	(31,884)	228,396
Decrease/(Increase) in employee receivable	0	1,963	2,317
Decrease/(Increase) in prepaid expenses	248	10,259	(4,192)
(Decrease)/Increase in payables	(433)	5,278	(13,813)
(Decrease)/Increase in accrued expenses	463	(4,375)	24,475
Net Cash Flows (used by) Operating Activities	$5,411	$(26,792)	$(168,978)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$0	$0	$(6,668)
Purchase option on land	0	0	(90,000)
Purchase of land	0	0	(90,000)
Net Cash Flows from Investment Activities	$0	$0	$(186,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock:
Cancellation of Debt	$0	$0	$(168,093)
Recharacterization of debt to equity	0	0	265,072
Net Proceeds from stock issuance	0	0	80,000
Sale of mining property
For treasury stock	0	0	(30,000)
Exchange for securities	0	0	(25,000)
Return of deed of trust - mining property	0	0	90,000
Disposal of vehicle	0	0	215
Borrowings from related parties	0	0	152,980
Net Cash Flows from Financing Activities	$0	$0	$365,174

Net (Decrease) in Cash	$5,411	$(26,792)	$9,528

Beginning Cash Balance	$35,747	$50,274	$31,630

Ending Cash Balance	$41,158	$23,482	$41,158

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-cash Financing Activities:

	Three Months Ended		Exploration Stage
	March 31,	March 31,	(June 16, 2006
	2010 (Unaudited)	2009 (Audited)	through March 31, 2010)
The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$0	$0	$21,000
Legal and professional services	0	0	$116,350
Stock transfer agent services	0	0	$5,500
Accounting services	0	0	$6,150
Geology and engineering	0	0	$8,000
Sub-total	$0	$0	$157,000

For land	0	0	$30,000
For exploration costs	0	0	$55,385
For contributed capital	0	0	$265,072
Total non-cash issuances of stock	$0	$0	$507,457

Shares of common stock issuable in exchange for the following:
For equipment	$3,000	$0	$3,000
For mining property	12,000	0	$12,000
	$15,000	$0	$15,000

Shares of common stock cancelled
Repurchase of its common stock	$30,000	$0	$30,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	0	(30,000)	(30,000)
For marketable securities in another company	0	(25,000)	(25,000)
For deed of trust in the mining property	0	90,000	90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
Notes to Condensed Consolidated Financial Statements

Note A - Organization and Business

General
International Silver, Inc. is an exploration stage company, as set forth in FASB ASC 915 – Development Stage Entities and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999.

The Company was incorporated in the State of Arizona, as ARX Engineering, Inc., on September 4, 1992.  On June 16, 2006, the Board of Directors adopted a new business strategy to change its emphasis from providing engineering services to conducting mine exploration and development, including changing its name to International Silver, Inc.

The Company’s strategy consists of acquiring and exploring high-grade silver properties throughout North and South America.

Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended March 31, 2010 and December 31, 2009 and results of operations and cash flows for the comparative periods at March 31, 2010 and March 31, 2009 and for the comparative periods March 31, 2010 and March 31, 2009 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

Going Concern
The Company’s condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) initiating an initial public offering.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other resources of financing and attain profitable operations.  The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiary Metales Preciosos Atlas, S.A. de C.V., Mexico.  The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).  The Company has elected to adopt U.S. currency as the functional currency for the accounting of its Mexican subsidiary.  All inter-company transactions and balances have been eliminated.

The company has a 98% interest Metales Preciosos Atlas, S.A. de C.V., a Mexico corporation.  This foreign subsidiary was acquired November, 2006 when Atlas Precious Metals Inc., a related party, spun off Metales Preciosos Atlas, S.A. de C.V. in exchange for 300,000 shares of International Silver, Inc. common stock.

Recent Accounting Pronouncements

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’s opinion, the relevant pronouncements reviewed have no material effect on the Company’s condensed financial statements.

Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates include the determination of mineral ore quantities; the depletion expense calculation, if applicable; useful lives of property and equipment for depreciation; impairment valuations and calculation of any deferred taxes. Actual results may differ from those estimates, and such differences may be material to the condensed financial statements.

Foreign Currency
The functional currency for our foreign subsidiary is U.S. dollars. The Company has elected to use the “remeasurement method”, also referred to as the “monetary/nonmonetary method” pursuant to ASC 830-10.  This method translates monetary assets at the current rate, while nonmonetary assets, liabilities and equity are translated at their appropriate historical rates.  Where the local currency is used to record transactions, any material currency translation gains or losses would be included as an element of comprehensive income in the statement of operations and in the equity section of the balance sheet.

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts.  At March 31, 2010 and at December 31, 2009, respectively, account receivables were $29,199 with an allowance for uncollectible accounts for the full amount, bringing the net amount due to zero.  The receivable stems from a third-party engineering consulting contract with Western Utah Copper Company who ceased remitting payments.  It is not anticipated that this third-party will remit amounts due anytime soon, therefore management elected to establish a provision for the remainder of the receivable balance.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale
2)	held to maturity
3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exisits.   If the investor owns at least 20% of its common stock, then significant influence is assumed.  If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized.  At March 31, 2010 and December 31, 2009, the Company held securities “available for sale” that were reported under the Fair Value method.

At March 31, 2010, the Company held 25,000 shares of Atlas Precious Metals Inc. common stock, whose value was considered impaired. Refer to Note E – Investment in Securities for further discussion.

Property and Equipment
Property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets' estimated useful lives as follows:

Mining equipment                                              7 years
Vehicles                                                                3 years
Office equipment                                                 5 years

No depreciation expense has been recorded for the period ended March 31, 2010. For the three months ended March 31, 2009, depreciation expense was $94.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At March 31, 2010 and December 31, 2009, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to ASC 360-10-20, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.  At March 31, 2010, the Company incurred an impairment loss on mining property, as disclosed in Note D.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured.  Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred.  At March 31, 2010, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of March 31, 2010 and December 31, 2009.

Income Taxes
The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes.  ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates.  Income tax information is disclosed in Note F to the condensed consolidated financial statements.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
There were no interest cash payments during the three months ended March 31, 2010 and $81 for the three months ended March 31, 2009.   “Non-cash" investing and financing transactions during the reported periods related primarily to the sale of mining property in exchange for shares of common stock issuable as at March 31, 2010, as discussed in Note D.

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  On March 31, 2010 and December 31, 2009, the Company did not have any material items of comprehensive income.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, ASC 718 is effective for interim periods beginning after December 15, 2005.  In 2009, the Board of Directors of the Company approved a resolution for the stock issuance to officers and employees to recognize the cost of employee services.  The Company does not presently have a plan in place, nor does it anticipate to have one in the near future.  At March 31, 2010, the Company has not been significantly impacted by ASC 718.

Note C – Property, Plant and Equipment

Property, plant and equipment, exclusive of mineral interests which are reported under Note J - Exploration Costs, as required by Industry Guide 7, are comprised of the following:

	March 31, 2010	December 31, 2009
Office equipment and computers	$5,544	$5,544
Less: accumulated depreciation	(5,544)	(5,544)
Net Total	$0	$0

Note D – Mining Properties

On March 1, 2010, the Company purchased a 70% interest in the Estrades Mine, including all facilities and equipment located at or used in connection with the property and certain other related properties, and mining claims and leases located in the Township of Estrades, Oivilliers in the Province of Quebec, Canada, from  Atlas Precious Metals Inc., a related party, in exchange for 6,000,000 shares of the Company’s common stock.

The valuation in this interest was determined by applying ASC 505-50 – Equity Based Payments To Non-Employees.  Specifically, ASC 505-50-30-6 requires that, “if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued”.

Although issuance of the stock to be given in exchange was pending at March 31, 2010, the quantity and terms of the equity instrument was known up front, thus the fair value assigned is based on the "lowest aggregate fair value".  In establishing the "lowest aggregate fair value", the 6,000,000 shares exchanged for this interest was deemed to have a value of $0.0025/share, for an aggregate amount of $15,000.  This represents a 97.5% discount from the market price of our stock on the date of the contractual agreement, recognizing the large size of the block we issued compared with the average monthly volume, and the restrictions on the shares we issued.

On March 31, 2010, the Company reviewed its mineral holdings and determined that the Estrades Mine valuation was impaired, as it had not been operational for several years and future positive cash flows determined on a discounted cash flow method could not be ascertained, consequently recorded an impairment of $15,000.

During March, 2010, the Company negotiated the terms in a contract for the sale of the Estrades Mine in exchange for 6,000,000 shares of common stock in Continental Mining and Smelting Limited.  The Company’s investment in these securities is pending at March 31, 2010.

Note E – Investment in Securities

During 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company (Refer to Note H).  At March 31, 2010 and December 31, 2009, the carrying value of these securities was considered impaired and have no value at the end of each respectively accounting period.

At March 31, 2010, the Company held the following securities:

Common Stock:	No. of shares	Share Price	Fair Value

Available for Sale Securities Atlas Precious Metals Inc.	25,000	$0.0000	$0

At March 31, 2010, the cost basis for federal income tax purposes was $25,000.

Note F - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2009, 2008 and prior years as follows:

Net Operating Loss carry-forward to FYE 12/31/99	$171,725
Net Operating Income - Year 2000 (Applied)	(63,853)
Net Operating Loss carry-forward to Year 2001	$107,872
Net Operating Loss - Year 2001	179,246
Net Operating Loss carry-forward to Year 2002	$287,118
Net Operating Loss - Year 2002	25,497
Net Operating Loss carry-forward to Year 2003	$312,615
Net Operating Income - Year 2003 (Applied)	(172,247)
Net Operating Loss carry-forward to Year 2004	$140,368
Net Operating Income - Year 2004	(37,634)
Net Operating Loss carry-forward to Year 2005	$102,734
Net Operating Loss - Year 2005	3,774
Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	$101,815
Net Operating Loss - Year 2007	115,116
Net Operating Loss carry-forward to Year 2008	$216,931
Net Operating Loss - Year 2008	212,017
Net Operating Loss carry-forward to Year 2009	$480,951
Net Operating Loss - Year 2009	70,120
Net Operating Loss carry-forward to Year 2010	$551,071

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At March 31, 2010 the Company recorded a deferred tax benefit of $205,513, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.

Net deferred tax assets consists of the following components:

	March 31	December 31,
	2010	2009
Deferred Tax Asset	$205,513	$199,313
Valuation Account	(205,513)	(199,313)
Net Deferred Tax Asset	$0	$0

At March 31, 2009, The Company had a net operating loss carry-forward of $557,380 for federal income tax purposes that may be offset against future taxable income from years 2009 through 2027.  No tax benefit has been reported in the March 31, 2010 condensed consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note G – Shareholders’ Equity

The Company was incorporated on September 4, 1992 with the initial issuance of 1,000 shares of common stock at a par value of $1.00 per share.  On June, 2006 the Board of Directors adopted a new business strategy to change its emphasis from providing engineering services to conducting mine exploration and development.  As a result, the Board of Directors amended its Articles of Incorporation to authorize 500,000,000 shares of common stock, at a par value of $0.0001 to allow for equity financing.   Additionally, the Board of Directors passed a resolution, dated June 16, 2006, to effectuate a stock split of 12,000 to 1, for all represented shares.  On July 24, 2006, the three shareholders of record were given their new share distribution of 4,000,000 shares each.

On September 13, 2006, the Company issued 1,000,000 shares of common stock at $0.075 per share in exchange for legal services.

On September 19, 2006, the Company issued 30,000 shares of common stock at $1.00 per share for land.

On October 21, 2006, the Company issued 300,000 shares of common stock at $.185 per share in exchange for a 98% interest in the holdings of Metales Preciosos Atlas, S.A. de C.V., a Mexican subsidiary.

On October 21, 2006, the Company issued 100,000 shares of common stock at $.050 per share in exchange for Directors fees.

During 2007, the Company conducted a private placement and issued an additional 260,000 shares of common stock for cash as follows:
On May, 2007, the Company issued 7,000 shares of common stock at $0.500 per share for $3,500.
On June, 2007, the Company issued 3,000 shares of common stock at $0.500 per share for $1,500.
On October, 2007, the Company issued 4,000 shares of common stock at $0.500 per share for $2,000.
On November, 2007, the Company issued 246,000 shares of common stock at $0.297 per share for $73,000.

On May 22, 2007, the Company issued 100,000 shares of common stock at $0.055 per share in exchange  for transfer agent fees.

On June 30, 2007, the Company issued 336,186 shares of common stock at $0.500 per share in exchange  for an outstanding debt owed a shareholder/officer, as explained in Note H.

On September 13, 2007, the Company issued 100,000 shares of common stock at $0.040 per share in exchange for Director fees.

On September 13, 2007, the Company issued 150,000 shares of common stock at $0.040 per share in exchange for engineering  consulting services.

On September 21, 2007, the Company issued 150,000 shares of common stock at $0.040 per share in exchange for consulting services.

On June 12, 2008, the Company issued 150,000 shares of common stock at $0.133 per share in exchange for legal services.

On September 8, 2008, the Company issued 335,567 shares of common stock at $0.289 per share in exchange for an outstanding debt owed to a shareholder/officer.

On November 10, 2008, the Company repurchased 30,000 of its own shares in common stock upon relinquishing its holdings in the Tecoma Mining District.  These shares are being held in Treasury as of December 31, 2009, valued at $1.00 per share, their original issue price.

On September 23, 2009, the Board of Directors passed a resolution for the issuance of 3,550,000 shares of common stock at $0.010 to its directors, officers and certain consultants for services rendered.  The share certificates were effective October 6, 2009, but are “restricted” pursuant to Rule 144 of the Securities Act of 1934.

On March 1, 2010, the Company purchased its 70% interest in the Estrades Mine in exchange for 6,000,000 shares of its common stock, which were issuable at March 31, 2010 at a share price of $0.0025 per share.

At March 31, 2010, the Company had authorized 500,000,000 shares of common stock, 18,561,753 shares had been issued and are outstanding, with 6,000,000 shares pending issuance.

Note H - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”).  The underlying transactions are with these related parties.  These amounts are unsecured and not subject to specific terms of repayment.

	At March 31,	At December 31,
	2010	2009
Receivable from Related Entities	$20,597	$16,731
Atlas Precious Metals Inc.
Atlas Minerals, Inc.	635	635
Arimetco	0	308
New Edge Gold, Inc.	33	33
	$21,265	$17,707

Atlas Precious Metals Inc. contracts engineering services from International Silver, Inc. related to feasibility studies and other general engineering services at their smelter located in Potosi, Bolivia.  The balance due from Atlas Precious Metals Inc. at March 31, 2010 of $20,597and December 31, 2009 of $16,731 related to these engineering services rendered.  Other amounts due from various related parties pertain to courier services paid by International Silver, Inc. and reimbursed by these related companies

Payable to Related Entities
Shareholder/Officer-H.R. Shipes	$93,732	$93,732
Atlas Precious Metals Inc.	1,500	1,500
American International Trading o.	463	463
	$95,695	$95,695

The primary amounts due to related parties stems from various loans made, prior to 2007, by a shareholder/officer, H.R. Shipes, who principally funded the Company operations prior to the Company going public.  In 2007, the “principal” portion of the loans were paid off, leaving only the accrued interest due the shareholder/officer. No further interest has accrued on this loan indebtedness

In the early part of 2008, H.R. Shipes, a shareholder/officer, lent the Company $90,000 to the Company so it could avail itself of an option to purchase mineral properties in the State of California.  The principal part of this loan was paid on September 8, 2008, in an exchange for 335,567 shares of the Company’s common stock.

The Company also subleases office space from Atlas Precious Metals Inc. at a rate of $500 per month.

Note I - Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion ($500 per month), commencing October 1, 2008 based on percentage of floor space occupied.  During 2008 and through mid-year 2009, the foreign exploration office for Metales Preciosos Atlas , S.A. de C.V. , located in Hermosillo, Sonora, Mexico rented on a month-to-month basis at $500 per month.  Rental expense for all administrative offices for the three months ended March 31, 2010 was $1,500 and March 31, 2009 was $1,500.

Note J – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”.  Exploration costs incurred since inception as of March 31, 2010 are $266,999.  Exploration costs incurred for the three months ended March 31, 2010 were nil and for the three months ended March 31, 2009 were $5,463.

Note K – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the condensed financial statements and has disclosed all material events that have transpired subsequent to December 31, 2009 up through the issuance date.  This includes the pending investment in securities as discussed in Note D.

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

 Financial Condition and Changes in Financial Condition

At March 31, 2010, we had cash resources of $41,158 and receivables from related parties of $21,265, which along with revenues generated from engineering consultation, is sufficient to continue our exploration activities to meet our maturing obligations.  Our continued activities, long-term, are dependent on obtaining adequate financing as explained below. Our financial condition as of March 31, 2010, as compared to December 31, 2009 is summarized as follows:

Assets

As of March 31, 2010, we had total assets of $63,141 compared to total assets of $54,420 as of December 31, 2009, representing an increase of 16% or $8,721.  Current assets comprise primarily of cash and related party receivables,

Cash increased by 15% or $5,411 to $41,158 at March 31, 2010, compared to $35,747  at December 31, 2009.  This increase is attributable to increased collection of receivables.

Due From related parties increased by 20% or $3,558 to $21,265 at March 31, 2010, compared to $17,707 at December 31, 2009.

	At March 31,	At December 31,
	2010	2009	Net Incr./(Decr.)
Current Assets:
Cash	$41,158	$35,747	$5,411
Due from related parties	21,265	17,707	3,558
Prepaid expenses	718	966	(248)
Total Current Assets	$63,141	$54,420	$8,721

Property, Plant & Equipment	$-	$-	$-

TOTAL ASSETS	$63,141	$54,420	$8,721

Liabilities and Shareholders’ Equity

There was no significant change in total liabilities at March 31, 2010 compared to December 31 2009. Total liabilities increased by 0.03% or $30 to $97,497 at March 31, 2010, compared to $97,467 at December 31, 2009.

Shareholders’ Equity increased by $23,691 to ($15,826) as of March 31, 2010, compared to $(39,517) as of December 31, 2009.  This increase is primarily due to the issuance of six million (6,000,000) shares to Atlas Precious Metals Inc. common stock valued at $15,000 in exchange a 70% interest in the Estrades Mine located in Quebec, Canada. It also reflects a net income from operations of $8,691 during the three months ended March 31, 2010.

	At March 31,	At December 31,
	2010	2009	Net Incr./(Decr.)
Liabilities
Accounts payable	$566	$1,191	$(625)
Payroll taxes payable	382	190	192
Accrued expenses	854	391	463
Due to related parties	95,695	95,695	-
Total Liabilities	$97,497	$97,467	$30

Non-Controlling Interest	$(3,530)	$(3,530)	$-

Shareholders' Equity
Capital Stock	$815,979	$845,979	$(30,000)
Accumulated Deficit	(861,805)	(855,496)	(6,309)
Treasury Stock	-	(30,000)	30,000
Shares Issuable	15,000	-	15,000
Total Shareholders' Equity	$(30,826)	$(39,517)	$8,691

Total Liabilities & Shareholders' Equity	$63,141	$54,420	$8,721

Liquidity and Capital Resources

Working capital increased by $8,691 to $(34,356) at March 31, 2010, compared to $(43,047) at December 31, 2009,  as a result of increased receivables and lower expenditures giving rise to increased cash.

Net cash flows from operating activities increased by 120% or $32,203 to $5,411 for the three months ended March 31, 2010 as compared to ($26,792) for the comparative three months ended March 31, 2009.    Aside from net income increasing by $1,711, there was a net change in receivables of $28,326.

Non-cash investing and financing activities during the three months ended March 31, 2010 involved the exchange of mining property in exchange for 6.0 MM shares of common stock issuable at March 31, 2010 and the cancellation of stock held in Treasury.

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

Our auditors have issued a going concern opinion on our audited financial statements for the three months ended March 31, 2010, as we have an accumulated deficit of $861,805. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by the continuation of providing engineering services and raising funds through an equity funding. We anticipate total spending requirements of approximately $2,527,000 pending adequate financing over the next twelve months, in the following areas:

We plan to undertake the following steps in our attempt to overcome our going concern qualification and our need for $2,527,000 of financing to accomplish our operational plan:

•	Contact broker-dealers to discuss and negotiate a broker dealer acting as an underwriter to conduct a public offering of our common stock ;

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

Results of Operations

We had net loss of $6,309 for the quarter ended March 31, 2010, compared to a loss of $8,020 for the quarter ended March 31, 2009, an increase of $1,711.   The slight increase is due to reduced expenditures in the areas of exploration and consulting expenses, offset by an impairment loss of $15,000.

An analysis of the major components of our results of operations is, as follows:

Revenues. During the quarter ended March 31, 2010 and March 31, 2009, we had revenues of $29,658 and $34,910, respectively. Revenues decreased by 15% or $5,252, attributable to decreased engineering services rendered to a third-party. No revenue is being currently being generated from mineral extraction activities, as we are still in the exploration stage.

Operating Income/Loss.   Operating income increased by 208% or $16,737 to $8,691 for the quarter ended March 31, 2010, from ($8,046) for the quarter ended March 31, 2009.  This increase is primarily due to reduced exploration costs and consulting expenditures

Exploration Expenses . Exploration costs decreased by $5,463 to $0 for the quarter ended March 31, 2010, from $5,463 for the quarter ended March 31, 2009.  No exploration activity was conducted during the first quarter of 2010.

Depreciation and Depletion Expenses .  There was no depreciation expense for the quarter ended March 31, 2010, as the only depreciable asset was disposed. Depreciation for the quarter ended March 31, 2009 was $94.

Interest Expense.   There was no interest expense for the quarter ended March 31, 2010 as compared to $81 for the quarter ended March 31, 2009.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities and incurred the following costs:

Capitalized Acquisitions

a) Purchased the Tecoma Mine (fee simple) – Year 2007	$90,000

b) Sale of Tecoma Mine – Year 2008	(90,000)
Exploration Costs:
a) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are as indicated in 1)–4):

1) El Cumbro property	14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	29,056

d) Other exploration sites (evaluation)
1) Anaconda	7,500

2) Oro Blanco	8,840

3) Pioche	20,767

e) General Administrative Costs	21,251

Total acquisitions and exploration costs	$266,999

These direct exploration costs account for approximately 26% of the total operating expenditures of $1,043,817, since our exploration activities commenced on June 16, 2006.  General and administrative expenses, which include salaries, consulting, rent, and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material.

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended March 31, 2010 have been applied consistently with the year ended December 31, 2009.

 Recently Enacted Accounting Standards

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’s opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements.

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

	Time Period to Complete Task	Cost
Exploration Phase I:
· Hire Project Geologist to manage exploration, sampling and sample preparation activities and workers	18 months	$75,000
· Our Project Geologist will hire 4 workers who will conduct sampling, drill core handling and cataloging, splitting and general sample preparation	12 months	$144,000
· Our Project Geologist will contract a local construction company to prepare access roads and drill pads in preparation for drilling and will supervise the work	2 months	$50,000
· Our Field Geologist will map the mineralized structures, which are visible at surface, to determine the strike and dip of the ore bodies, and based on this, will design our drilling program for the property. Since Leviathon is a series of wide veins, drilling will be designed to intercept the ore bodies from the surface by angling the holes.	3 months	$0
· Our Project Geologist will hire a drilling contractor to drill 5,000 meters at determined drill stations, probably split evenly between core and reverse circulation drilling.	3 months	$1,000,000
· Our Project Geologist will collect the drill samples, log and catalog them, and send them for sample preparation in anticipation of assaying. The samples will be split, with half stored in the storage building	4 months	$20,000
· Our Project Geologist will arrange contract assaying with an independent assay laboratory	4 months	$100,000
· Our Project Geologist will hire an independent mining engineer to design the mine based on the results of our drilling program	3 months	$150,000
· Our Project Geologist will hire an independent research firm to conduct metallurgical testing of the samples to determine the optimal recovery strategy and equipment	4 months	$250,000
· Our Project Geologist will hire an independent environmental engineering firm to conduct fauna, archeological, wild life, hydrology and base line studies to complete and submit project permit requests.	12 months	$350,000
Sub-total		$2,139,000
1

Exploration Equipment Purchases:
· Light Duty Transportation, 2 Pick-ups and 1 van	1 month	$65,000
· Office Trailer, used	12 months	$15,000
· Purchase steel building for sample preparation and storage	6 months	$125,000
· Purchase two core splitters	3 months	$30,000
· Purchase shelving for sample storage	2 months	$25,000
· Purchase diesel fuel tank	1 month	$8,000
· Purchase 20,000 gallon water head tank, Used	1 month	$20,000
· Purchase office furniture and equipment, including computers	1 month	$30,000
· Purchase a 20 kwh generator for water pumping and a 10kwh generator for project power	1 month	$30,000
· Portable X-ray device for field assaying	1 month	$40,000
Sub-Total		$388,000
Grand Total		$2,527,000

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the first quarter ending March 31, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending March 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2010, we have an accumulated deficit of $861,805. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business.   If we fail to obtain approximately $2.5 million of financing, we will be unable to pursue our planned business operations and will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board
Dated: May May 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	May 28, 2010
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	May 28, 2010
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002