Form 10-Q
period 2010-06-30
INTERNATIONAL SILVER INC
filed 2010-08-23
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2010

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

Class _ Shares Outstanding at August 23, 2010 Common Stock, $0.0001 Par Value 24,531,753 Exhibit Index located at page 36

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB  REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheets of International Silver, Inc. as of June 30, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month period ended June 30, 2010 and from inception June 16, 2006 through June 30, 2010. These interim financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 16, 2010

50 S. Jones Blvd Suite 202 Las Vegas. NV89107Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2010
(Unaudited)

And

For the Year Ended December 31, 2009
(Unaudited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets
	As At
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$54,937	$35,747
Due from related parties - Note H	17,935	17,707
Prepaid expenses	641	966
Total Current Assets	$73,513	$54,420

TOTAL ASSETS	$73,513	$54,420

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,697	$1,191
Payroll taxes payable	164	190
Accrued expenses	368	391
Due to related parties - Note H	95,695	95,695
Total Current Liabilities	$98,924	$97,467

Total Liabilities	$98,924	$97,467

NON-CONTROLLING INTEREST	$(3,530)	$(3,530)

SHAREHOLDERS' EQUITY
Common stock - Note G
authorized shares - 500,000,000
Par value $0.0001 per Share
issued & o/s - 12/31/09 18,561,753
issued & o/s - 06/30/10 24,531,753	2,453	1,856
Additional paid-in capital	828,526	844,123
Shares Issuable	-	-
Less: Treasury Stock	-	(30,000)
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(676,826)	(679,462)
Total Shareholders' Equity	$(21,881)	$(39,517)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$73,513	$54,420

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Six Months Ended		Inception (June 16, 2006)of Exploration Stage through (June 30, 2010)
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
		(Restated)		(Restated)

REVENUES
Consulting-third parties	$-	$11,810	$-	$19,030	$44,199
Consulting-related parties	27,390	23,730	56,670	51,420	382,200
Other	145	176	523	176	18,064
Total Revenues	$27,535	$35,716	$57,193	$70,626	$444,463

Operating Expenses
Exploration costs	$-	$1,200	$-	$6,663	$266,999
General and administration
Bad Debt Expense		5,957	-	5,957	41,624
Consulting	-	14,890	-	27,590	120,960
Professional fees	4,000	9,410	9,000	15,410	139,405
Rent	1,500	1,755	3,900	4,353	78,136
All other general & administrative	13,090	23,471	26,657	39,621	414,528
Depreciation and depletion	-	-	-	97	755
Total operating expenses	$18,590	$56,683	$39,557	$99,691	$1,062,407

Operating Income/Loss	$8,945	$(20,967)	$17,636	$(29,065)	$(617,944)

OTHER INCOME (EXPENSES)
Impairment Loss	$-	$-	$(15,000)	$-	$(40,000)
Interest Expense	-	(29)	-	(109)	(22,606)
Total other income/(expense)	$-	$(29)	$(15,000)	$(109)	$(62,606)

Less: Non-Controlling Interest	$-	$168	$-	$275	$3,724

Net Income/(Loss)	$8,945	$(20,828)	$2,636	$(28,899)	$(676,826)

NET INCOME/(LOSS)	$8,945	$(20,828)	$2,636	$(28,899)

Basic and Diluted
Income/(Loss) per Share	$0.000	$(0.001)	$0.000	$(0.002)

Weighted Average Shares
Outstanding	18,531,753	15,011,753	18,535,086	15,011,753

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16, 2006) of Exploration Stage through
	Six Months Ended
	June 30,	June 30,
	2010	2009
	Unaudited	Unaudited	(June 30, 2010)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$2,636	$(28,899)	$(676,826)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	-	(275)	(3,530)
Depreciation and depletion	-	97	755
Impairment Loss	15,000	-	40,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(228)	(22,711)	231,726
Decrease/(Increase) in employee receivable	-	1,963	2,317
Decrease/(Increase) in prepaid expenses	325	20,518	(4,115)
(Decrease)/Increase in payables	1,480	6,456	(11,900)
(Decrease)/Increase in accrued expenses	(23)	(2,502)	23,989
Net Cash Flows (used by) Operating Activities	$19,190	$(25,353)	$(155,199)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$-	$-	$(6,668)
Purchase option on land	-	-	(90,000)
Purchase of land	-	-	(90,000)
Net Cash Flows from Investment Activities	$-	$-	$(186,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock:
Cancellation of Debt	$-	$-	$(168,093)
Recharacterization of debt to equity	-	-	265,072
Net Proceeds from stock issuance	-	-	80,000
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$-	$-	$365,174

Net (Decrease) in Cash	$19,190	$(25,353)	$23,307

Beginning Cash Balance	$35,747	$50,274	$31,630

Ending Cash Balance	$54,937	$24,921	$54,937

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-cash Financing Activities:
	Six Months Ended		Exploration Stage
	June 30,	June 30,	(June 16, 2006
	2010	2009	through
	Unaudited	Unaudited	June 30, 2010)
The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	$116,350
Stock transfer agent services	-	-	$5,500
Accounting services	-	-	$6,150
Geology and engineering	-	-	$8,000
Sub-total	$-	$-	$157,000
For land/mining property	$12,000	-	$42,000
For equipment	$3,000	$-	$3,000
For exploration costs	-	-	$55,385
For contributed capital	-	-	$265,072
Total non-cash issuances of stock	$15,000	$-	$522,457

Shares of common stock cancelled
Repurchase of its common stock	$30,000	$-	$30,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$(30,000.00)	$(30,000.00)
For marketable securities in another company	$-	$(25,000.00)	$(25,000.00)
For deed of trust in the mining property	$-	$90,000.00	$90,000.00

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Condensed Financial Statements
The accompanying interim consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended June 30, 2010 and December 31, 2009 and results of operations and cash flows for the comparative periods at June 30, 2010 and June 30, 2009 and for the comparative periods June 30, 2010 and June 30, 2009 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiaries Metales Preciosos Atlas, S.A. de C.V., Mexico and Western States Engineering, Inc.  The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).  The Company has elected to adopt U.S. currency as the functional currency for the accounting of its Mexican subsidiary.  All inter-company transactions and balances have been eliminated.

The Company has a 98% interest Metales Preciosos Atlas, S.A. de C.V., a Mexico corporation.  This foreign subsidiary was acquired November, 2006 when Atlas Precious Metals Inc., a related party, spun off Metales Preciosos Atlas, S.A. de C.V. in exchange for 300,000 shares of International Silver, Inc. common stock. Also, the Company also has a wholly-owned subsidiary, Western States Engineering, Inc., a U.S. company which provides Engineering services, primarily to mining entities.

Recent Accounting Pronouncements

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’ opinion, the relevant pronouncements reviewed have no material effect on the Company’s condensed financial statements.

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts.  At June 30, 2010 and at December 31, 2009, respectively, account receivables were $29,199 with an allowance for uncollectible accounts for the full amount, bringing the net amount due to zero.  The receivable stems from a third-party engineering consulting contract with Western Utah Copper Company who ceased remitting payments.  It is not anticipated that this third-party will remit amounts due anytime soon, therefore management elected to establish a provision for the remainder of the receivable balance.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale
2)	held to maturity
3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exisits.   If the investor owns at least 20% of its common stock, then significant influence is assumed.  If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized.  At June 30, 2010 and December 31, 2009, the Company held securities “available for sale” that were reported under the Fair Value method.

At June 30, 2010, the Company held 25,000 shares of Atlas Precious Metals Inc. common stock, whose value was considered impaired. Refer to Note D – Investment in Securities for further discussion.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At June 30, 2010 and December 31, 2009, all mineral interests were in the exploration stage.

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

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured.  Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred.  At June 30, 2010, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of June 30, 2010 and December 31, 2009.

Income Taxes
The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes.  ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates.  Income tax information is disclosed in Note E to the condensed consolidated financial statements.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
There were no interest cash payments during the six months ended June 30, 2010 and $109 for the six months ended June 30, 2009.   “Non-cash" investing and financing transactions during the reported periods related primarily to the sale of mining property in exchange for shares of common stock, as discussed in Note D.

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  On June 30, 2010 and December 31, 2009, the Company did not have any material items of comprehensive income.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, ASC 718 is effective for interim periods beginning after December 15, 2005.  In 2009, the Board of Directors of the Company approved a resolution for the stock issuance to officers and employees to recognize the cost of employee services.  The Company does not presently have a plan in place, nor does it anticipate having one in the near future.  At June 30, 2010, the Company has not been significantly impacted by ASC 718.

Note C – Mining Properties

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

Although issuance of the stock to be given in exchange was pending at March 31, 2010, the quantity and terms of the equity instrument was known up front, thus the fair value assigned is based on the ‘lowest aggregate fair value.  In establishing the “lowest aggregate fair value”, the 6,000,000 shares exchanged for this interest was deemed to have a value of $0.0025/share, for an aggregate amount of $15,000.  This represents a 97.5% discount from the market price of our stock on the date of the contractual agreement, recognizing the large size of the block we issued compared with the average monthly volume and the restrictions on the shares we issued.

On March 31, 2010, the Company reviewed its mineral holdings and determined that the 70% interest in the Estrades Mine valuation was impaired, as it had not been operational for several years and future positive cash flows determined on a discounted cash flow method could not be ascertained, consequently recorded an impairment of $15,000.

During March, 2010, the Company negotiated the terms in a contract for the sale of the Estrades Mine in exchange for 6,000,000 shares of common stock in Continental Mining and Smelting Limited. As of June 30, 2010 the finalization was pending the issuance of stock from Continental Mining and Smelting Limited.

Note D – Investment in Securities

During 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company (Refer to Note G).  At June 30, 2010 and December 31, 2009, the carrying value of these securities was considered impaired and have no value at the end of each respectively accounting period.

At June 30, 2010, the Company held the following securities:

		Share	Fair
	No. of shares	Price	Value
Common Stock:
Available for Sale Securities -
Atlas Precious Metals Inc.	25,000	$0.0000	$0

At December 31, 2009, The Company had a net operating loss carry-forward of $495,873 for federal income tax purposes that may be offset against future taxable income from years 2009 through 2027.  No tax benefit has been reported in the June 30, 2010 unaudited condensed consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note E - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2009, 2008 and prior years as follows:

Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	213,736
Net Operating Loss - Year 2008	212,017
Net Operating Loss carry-forward to Year 2009	425,753
Net Operating Loss - Year 2009	70,120
Net Operating Loss carry-forward to Year 2010	$495,873

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At June 30, 2010 the Company recorded a deferred tax benefit of $178,248, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.  Deferred tax asset is based on prevailing IRS gradued tax tables which average 32% at December 31, 2009 and June 30, 2010.

Net deferred tax assets consists of the following components:

	June 30, 2010	December 31, 2009
Deferred Tax Asset	$178,248	$175,249
Valuation Account	(178,248)	(175,249)
Net Deferred Tax Asset	$0	$0

At December 31, 2009, The Company had a net operating loss carry-forward of $495,873 for federal income tax purposes that may be offset against future taxable income from years 2009 through 2027.  Our deferred tax benefit is adjusted for interim results, but we simultaneously adjust the allowance for a net zero effect.

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

On March 1, 2010, the Company purchased its 70% interest in the Estrades Mine in exchange for 6,000,000 shares of its common stock, at a share price of $0.0025 per share.

At June 30, 2010, the Company had authorized 500,000,000 shares of common stock, 24,531,753 shares had been issued and are outstanding.

Note G - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”).  The underlying transactions are with these related parties.  These amounts are unsecured and not subject to specific terms of repayment.
	At June 30, 2010	At December 31, 2009
Receivable from Related Entities
Atlas Base Metals, Inc.	$145	$0
Atlas Precious Metals Inc.	17,790	16,731
Atlas Minerals, Inc.	0	635
Arimetco	0	308
New Edge Gold, Inc.	0	33
	$17,935	$17,707

Atlas Precious Metals Inc. contracts engineering services from International Silver, Inc. related to feasibility studies and other general engineering services at their smelter located in Potosi, Bolivia.  The balance due from Atlas Precious Metals Inc. at June 30, 2010 of $17,790 and December 31, 2009 of $16,731 related to these engineering services rendered.  Other amounts due from various related parties pertain to courier services paid by International Silver, Inc. and reimbursed by these related companies:

Payable to Related Entities
Shareholder/Officer-H.R. Shipes	$93,732	$93,732
Atlas Precious Metals Inc.	1,500	1,500
American International Trading Co.	463	463
	$95,695	$95,695

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

Note H- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion ($500 per month), commencing October 1, 2008 based on percentage of floor space occupied.  During 2008 and through mid-year 2009, the foreign exploration office for Metales Preciosos Atlas , S.A. de C.V. , located in Hermosillo, Sonora, Mexico rented on a month-to-month basis at $500 per month.  Rental expense for all administrative offices for the six months ended June 30, 2010 was $3,900 and June 30, 2009 was $1,755.

Note I – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”.  Exploration costs incurred since inception through June 30, 2010 are $266,999.  Exploration costs incurred for the six months ended June 30, 2010 were nil and for the six months ended June 30, 2009 were $6,663.

Note J – Restatement of Prior Periods

The financial statements for the six months ended June 30, 2009 have been restated due to write-offs relating to prepaid expenses and due from related parties and recognition of impairment of marketable securities.  The changes to the balance sheet at June 30, 2009 and the impact to current earnings for the three and six months ended June 30, 2009, respectively, are as follows:

BALANCE SHEETS	Original	Change	Restated

CURRENT ASSETS
Cash	$24,921	$-	$24,921
Accounts receivables, net	54,614	(10,058)	44,556
Employee advances	354	-	354
Prepaid expenses	487	6,666	7,153
Total Current Assets	$80,376	$(3,392)	$76,984

OTHER ASSETS
Deferred financing costs	$40,000	$(40,000)	$-
Investment in securities	25,000	(25,000)	-
Total Other Assets	$65,000	$(65,000)	$-

TOTAL ASSETS	$145,376	$(68,392)	$76,984

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,436	$(8,374)	$1,062
Due to related parties	-	91,316	91,316
Accrued expenses	82,318	(79,748)	2,570
Total Current Liabilities	$91,754	$3,194	$94,948

Total Liabilities	$91,754	$3,194	$94,948

NON-CONTROLLING INTEREST	$(3,530)	$-	$(3,530)

STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009	Original	Change	Restated

REVENUES
Consulting - third parties	$-	$11,810	$11,810
Consulting - related parties	35,540	(11,810)	23,730
Other	176	-	176
Total Revenues	$35,716	$-	$35,716

Operating Expenses
Exploration costs	$1,200	$-	$1,200
General and administration		-
Bad Debt Expense	-	5,957	5,957
Consulting	4,890	10,000	14,890
Professional fees	9,410	-	9,410
Rent	1,755	-	1,755
All other general & administrative	29,393	(5,922)	23,471
Depreciation and depletion	-	-	-
Total operating expenses	$46,648	$10,035	$56,683

Operating Income/Loss	$(10,932)	$(10,035)	$(20,967)

OTHER INCOME (EXPENSES)
Interest Expense	$(29)	$-	$(29)
Total other income/(expense)	$(29)	$-	$(29)

Less: Non-Controlling Interest	$168	$-	$168

Net Income/(Loss)	$(10,793)	$(10,035)	$(20,828)

NET INCOME/(LOSS)	$(10,793)	$(10,035)	$(20,828)

STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009	Original	Change	Restated

REVENUES
Consulting	$70,450	$-	$70,450
Other	176	-	176
Total Revenues	$70,626	$-	$70,626

Operating Expenses
Exploration costs	$6,663	$-	$6,663
General and administration		-
Bad Debt Expense	-	5,957	5,957
Consulting	7,590	20,000	27,590
Professional fees	15,410	-	15,410
Rent	1,896	2,457	4,353
All other general & administrative	50,455	(10,834)	39,621
Depreciation and depletion	97	-	97
Total operating expenses	$82,111	$17,580	$99,691

Operating Income/Loss	$(11,485)	$(17,580)	$(29,065)

OTHER INCOME (EXPENSES)
Interest Expense	$(109)	$-	$(109)
Total other income/(expense)	$(109)	$-	$(109)

Less: Non-Controlling Interest	$275	$-	$275

Net Income/(Loss)	$(11,319)	$(17,580)	$(28,899)

NET INCOME/(LOSS)	$(11,319)	$(17,580)	$(28,899)

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

Financial Condition and Changes in Financial Condition

Changes in  our financial condition for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 are summarized as follows:

Assets
As of June 30, 2010, we had total assets of $73,513 compared to total assets of $76,984 as of June 30, 2009, representing a decrease of 5% or $3,471 from a year ago.   Changes for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009 were as follows:

-
Cash on hand at June 30, 2010 was $54,937, an increase by $13,779 for the three months ended June 30, 2010 versus a cash balance of $24,921 at June 30, 2009, an increase of $1,489 for the three months ended June 30, 2009.  The increase in cash during the current quarter is attributable to decreased expenditures and collection of receivables, whereas the changes were insignificant for three months ended June 30, 2009.

-
Trade receivable and amounts due from related parties at June 30, 2010 were $17,935, a decrease of $3,330 for the three months ended June 30, 2010 versus a receivables balance of $44,556 at June 30, 2009, which decreased by $8,315 for the three months ended June 30, 2009.   The reductions are attributable to continued efforts on the collection of receivables, which have resulted in the substantial decrease in receivables over the last two years.

-
Prepaid expenses at June 30, 2010 were $641, reflecting a slight decrease of $77 for the three months ended June 30, 2010 versus prepaid expenses of $7,153 at June 30, 2009, a decrease of $10,260 for the three months ended June 30, 2009.  Last year’s change resulted from a write-off on the expired portion ($10,000) of a prepaid contract with DME Capital, LLC for finance procurement services.

Liabilities and Equity Changes

As of June 30, 2010, we had total liabilities of $98,924 compared to total liabilities of $94,948 as of June 30, 2009, representing an increase of 4% or $3,975 from a year ago.   Changes for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009 were as follows:

-
Trade payables and accrued expenses at June 30, 2010 were $3,229, an increase of $1,457 for three month period ended June 30, 2010 versus a payables balance of $3,632 at June 30, 2009, a decrease of $3,357 for the three months ended June 30, 2009.  There was no significant change ($404) in trade payables and accrued expenses from the current quarter in comparison to the same time period in the prior year.

-
Due to related parties at June 30, 2010 were $95,695, reflecting no change for the three months ended June 30, 2010, versus a balance of $91,316, an increase of $6,873 for the three months ended June 30, 2009.  The net change, an increase of $4,379, from the current quarter in comparison to the same time period in the prior year, resulted from reimbursable business-related travel costs to an officer.

As of June 30, 2010, Shareholders’ Equity was ($21,881), reflecting an increase of $8,945 for the three months ended June 30, 2010 versus a Shareholders’ Equity balance of $14,434 at June 30, 2009, reflecting an increase of $20,700 for the three months ended June 30, 2009.  Changes for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009 were as follows:

-
The increases for both three-month ending periods reflect the net income realized.  Lower profits were realized in the current quarter as compared to prior year’s comparative period due to decreased third-party engineering consulting.

Changes in  our financial condition for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 are summarized as follows:

Assets
As of June 30, 2010, we had total assets of $73,513 compared to total assets of $76,984 as of June 30, 2009, representing a decrease of 5% or $3,471 from a year ago.   Changes for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009 were as follows:
-
Cash on hand at June 30, 2010 was $54,937, an increase $19,190 for the six months ended June 30, 2010 versus cash on hand at June 30, 2009 of $24,921, a decrease of $25,353 for the six months ended June 30, 2009.  The increase in cash during the current quarter is attributable to decreased expenditures and collection of receivables. The decrease for the same six month period in the prior year was a result a reduction in receivable collections for engineering services and payment of professional and consulting fees that were higher than normal.

-
Amounts due from related parties were $17,935 at June 30, 2010, a slight decrease of $228 for the six months ended June 30, 2010 versus a balance due from related parties of $44,556 at June 30, 2009, an increase of $21,675 for the six months ended June 30, 2009.   The increase for the six months ended June 30, 2009 is attributable to increased receivables due from Atlas Precious Metals Inc. for engineering services.

-
Prepaid expenses were $641 at June 30, 2010, a decrease of $325 for the six month period ended June 30, 2010 versus a prepaid expense balance of $7,153, a decrease  of $20,519 for the six months ended June 30, 2009.  The change for the prior year comparative period is due to the write-off or expiration of a portion of a prepaid consulting contract with DME Capital, LLC for finance procurement services.

Liabilities and Equity Changes

As of June 30, 2010, we had total liabilities of $98,924 compared to total liabilities of $94,948 as of June 30, 2009, representing an increase of 4% or $3,975 from a year ago.   Changes for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009 were as follows:

-
Trade payables and accrued expenses were $3,229 at June 30, 2010, an increase of $1,457 for the six months ended June 30, 2010 versus a payable balance of $3,633 at June 30, 2009, a decrease of $3,343 for the six months ended June 30, 2009.  Although payables and accrued expense balance were comparable at June 30, 2010 versus June 30, 2009, the net change of $4,800 stems from accrued consulting fees at December 31, 2008, not present as of December 31, 2009.

-
Due to related parties was $95,695 at June 30, 2010, reflecting no change for the six months ended June 30, 2010, versus a balance of $91,316 at June 30, 2009, a slight increase of $321 for the six months ended June 30, 2009.   Although there is no significant change between the two comparative periods, the increase of $4,380 in due to related parties resulted from additional reimburseable business travel costs due an officer.

As of June 30, 2010, Shareholders’ Equity was ($21,881), reflecting an increase of $17,636 for the six months ended June 30, 2010 versus a Shareholder Equity balance of ($14,435) at June 30, 2009, reflecting a decrease of  $28,721 for the six months ended June 30, 2009.  Changes for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009 were as follows:

-
This increase for the six months ended June 30, 2010 is primarily due to the issuance of six million (6,000,000)   shares to Atlas Precious Metals Inc.,  valued at a discounted share price of $0.0025/share or $15,000 in exchange a 70% interest in the Estrades Mine located in Quebec, Canada and the cancellation of $30,000 in common shares previously issued. It also reflects net income from operations of $2,636 during the six months ended June 30, 2010.

-
The decrease in shareholders’ equity during the six- months ended June 30, 2009 reflects the loss incurredduring those six months.  During that period, we realized $70,626 in revenues with expenditures of $99,691. The loss is attributable primarily to bad debt write-offs amounting to $5,957 and higher than normal consulting fees in the amount of $27,000 associated with contracting DME Capital for procurement of financing for the Company.  In comparison, we realized $57,193 in revenues, but we incurred only $39,557 in expenditures during the six months ended June 30, 2010 or net income of $2,636.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, as of and for the year ended December 31, 2009 and the six months ended June 30, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception and our net losses from inception as a development stage company, which total approximately $676,826, the outstanding arrangements with related parties and uncertainty in raising additional capital.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of June 30, 2010, we had $54,937 in cash and have funded our operations through short-term notes payable with related parties and some on-going engineering consulting services.  The capital required to execute our total business vision and objectives is significant.  In 2010, we continue to be engaged in efforts to raise capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives. At present, we have been unsuccessful in raising capital in sufficient amounts to meet those objectives.  During the first half of this year, we have substantially reduced our exploration activities in order to conserve cash.  At this time, there is no assurance that we will be successful in raising the sufficient additional capital that is required to execute our exploration and development plans.

Cash and Cash Flows
Cash flow increased by $19,190 during the six months ended June 30, 2010, primarily as a result of decreased exploration activity and a reduction in consulting fees.

Working capital increased by $17,636 to $(25,411) at June 30, 2010, compared to $(43,047) at December 31, 2009, as a result of increased receivables and lower expenditures giving rise to increased cash.

Net cash flows from operating activities increased by 176% or $44,543 to $19,190 for the six months ended June 30, 2010 as compared to ($25,353) for the comparative six months ended June 30, 2009.    The increase results primarily from decreased general and administrative expenses of $53,374, net of increased revenues of $13,433.

Investing activities during the six months ended June 30, 2010 involved the purchase of mining property in exchange for 6.0 MM shares of common stock.

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

Spending Requirements
We anticipate total spending requirements of approximately $2,527,000 pending adequate financing over the next twelve months.  We plan to undertake the following steps in our attempt to overcome our going concern qualification and our need of financing to accomplish our operational plan:

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

Results of Operations – For The Three Months Ended June 30, 2010 (the “June 2010 Quarter”) as compared to The Three Months Ended June 30, 2009 (the “June 2009 Quarter”)

For the June 2010 Quarter , we recorded a net income of $8,945, as compared to a net loss of $20,828 for June 2009 Quarter or an increase of $29,776.   The increase in net income is due to reduced expenditures in the areas of exploration and general and administrative expenses.

During June 2010 Quarter and June 2009 Quarter, we had revenues of $27,535 and $35,716, respectively. Revenues decreased by $8,181, attributable to decreased engineering services rendered to a third-party. No revenue is being currently being generated from mineral extraction activities, as we are still in the exploration stage.

Operating income increased by 143% or $29,912 to $8,945 for the June 2010 Quarter, from ($20,967) for the June  2009 Quarter.  This increase is primarily due to reduced exploration costs and consulting expenditures.  Exploration costs decreased by $1,200 to zero for the June 2010 Quarter, from $1,200 for the June 2009 quarter.  Consulting fees decreased by $20,000 for the June  2010 quarter, as compared to the June 2009 Quarter.

Depreciation expense for the June 2010 quarter was nil, as was Interest expense, while depreciation and interest for June 2009 Quarter were insignificant.

Results of Operations – For The Six Months Ended June 30, 2010 (the “First Half of 2010 ”) as compared to The Six Months Ended June 30, 2009 (the “first Half of 2009 ”)

For the First Half of 2010, we recorded a net income of $2,636, as compared to a net loss of $28,899 for First Half of 2009 or an increase of $31,535.   The increase in net income is due to reduced expenditures in the areas of exploration and general and administrative expenses.

During First Half of 2010 and First Half of 2009, we had revenues of $57,193 and $70,626, respectively. Revenues decreased by $13,181, attributable to decreased engineering services rendered to a third-party. No revenue is being currently being generated from mineral extraction activities, as we are still in the exploration stage.

Operating income increased by $46,701 to $17,636 for the First Half of 2010, from ($29,065) for the First Half of 2009.  This increase is primarily due to reduced exploration costs and consulting and professional fees as a result of a cutback in exploration activities.  Exploration costs decreased by $6,663 to zero for the First Half of 2010, from $6,663 for the First Half of 2009.  Consulting fees decreased by $27,590 due to the expiration of a prepaid contract for the financing procurement services, as compared to the First Half of 2009, while professional fees also decreased by $11,410, as compared to the First Half of 2009.

Depreciation expense for the First Half of 2010 was nil, as was Interest expense, while depreciation and interest for first Half of 2009 were insignificant.

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

These direct exploration costs account for approximately 25% of the total operating expenditures of $1,062,407, since our exploration activities commenced on June 16, 2006.  General and administrative expenses, which include salaries, consulting, rent, and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended June 30, 2010 have been applied consistently with the year ended December 31, 2009.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the second quarter ending June 30, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending June 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2010, we have an accumulated deficit of $852,860. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business.   If we fail to obtain approximately $2.5 million of financing, we will be unable to pursue our planned business operations and will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board
Dated: August 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 23, 2010
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	August 23, 2010
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002