Form 10-Q
period 2010-09-30
INTERNATIONAL SILVER INC
filed 2010-11-23
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______.

INTERNATIONAL SILVER, INC.
(Exact name of registrant as specified in its charter)

Arizona
(State or other jurisdiction of incorporation or organization)

333-147712	86-0715596
(Commission File Number)	(IRS Employer Identification Number)

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

Large accelerated filer  ☐                    Accelerated filer  ☐                   Non–Accelerated filer  ☐            Smaller reporting company   ☒

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
Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 22, 2010
Common Stock, $0.0001 Par Value	28,531,753

Exhibit Index located at page 33

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of International Silver, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations and cash flows for the three-month and nine-month period ended September 30, 2010 and 2009 and from inception June 16, 2006 through September 30, 2010. These interim financial statements are the responsibility of the Corporation's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Seale and Beers, CPAs
Las Vegas, Nevada
November 17,2010

SOS. Jones BlvdSuite 202 Las Vegas. NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2010
(Unaudited)

And

For the Year Ended December 31, 2009
(Unaudited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At
	September 30,	December 31,
	2010	2009
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$73,685	$35,747
Due from related parties - Note G	39,197	17,707
Prepaid expenses	335	966
Total Current Assets	$113,217	$54,420

TOTAL ASSETS	$113,217	$54,420

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,599	$1,191
Payroll taxes payable	493	190
Accrued expenses	1,122	391
Due to related parties - Note G	38,552	88,552
Total Current Liabilities	$42,766	$90,324

Total Liabilities	$42,766	$90,324

NON-CONTROLLING INTEREST	$(3,530)	$(3,530)

SHAREHOLDERS' EQUITY
Common stock - Note F
authorized shares - 500,000,000
Par value $0.0001 per Share
issued & o/s - 12/31/09 18,561,753
issued & o/s - 09/30/10 28,531,753	2,853	1,856
Additional paid-in capital	918,126	844,123
Less: Treasury Stock	-	(30,000)
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(670,964)	(672,319)
Total Shareholders' Equity	$73,981	$(32,374)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$113,217	$54,420

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Nine Months Ended		Inception (June 16, 2006) of Exploration Stage through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	(September 30, 2010)
		(Restated)		(Restated)	(Restated)

REVENUES
Consulting-third parties	$-	$25,169	$-	$44,199	$44,199
Consulting-related parties	29,700	25,800	86,370	77,220	411,900
Total Revenues	$29,700	$50,969	$86,370	$121,419	$456,099

Operating Expenses
Exploration costs	$8,856	$11,320	$8,856	$17,983	$275,855
General and administration
Bad debt expense		-	-	5,957	41,624
Consulting	-	37,617	-	65,207	117,342
Professional fees	2,000	4,150	11,000	19,560	141,405
Rent	1,500	1,500	5,400	5,853	78,136
All other general & administrative	18,625	22,576	44,759	61,843	413,064
Depreciation and depletion	-	-	-	97	755
Total operating expenses	$30,981	$77,163	$70,015	$176,500	$1,068,181

Operating Income/Loss	$(1,281)	$(26,194)	$16,355	$(55,081)	$(612,082)

OTHER INCOME (EXPENSES)
Impairment loss	$-	$-	$(15,000)	$-	$(40,000)
Interest expense	-	-	-	(109)	(22,606)
Total other income/(expense)	$-	$-	$(15,000)	$(109)	$(62,606)

Less: Non-Controlling Interest	$-	$-	$-	$275	$3,724

NET INCOME/(LOSS)	$(1,281)	$(26,194)	$1,355	$(54,915)	$(670,964)

Basic and Diluted
Income/(Loss) per Share	$(0.000)	$(0.002)	$0.000	$(0.004)

Weighted Average Shares
Outstanding	26,309,531	15,011,753	22,571,012	15,011,753

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June16,2006)
	Nine Months Ended		of Exploration Stage through
	September 30, 2010	September 30, 2009	(September 30, 2010)
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$1,355	$(54,915)	$(670,964)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling Interest in Subsidiary	-	(275)	(3,530)
Depreciation and depletion	-	97	755
Impairment Loss	15,000	-	40,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(21,490)	(17,721)	210,464
Decrease/(Increase) in employee receivable	-	1,962	2,317
Decrease/(Increase) in prepaid expenses	631	27,444	(3,809)
(Decrease)/Increase in payables	1,711	6,890	78,167
(Decrease)/Increase in accrued expenses	731	30,962	24,743
Net Cash Flows (used by) Operating Activities	$(2,062)	$(5,556)	$(79,472)

CASH FLOW FROM INVESTMENT ACTIVITIES
Purchase of equipment	$-	$-	$(6,668)
Purchase option on land	-	-	(90,000)
Purchase of land	-	-	(90,000)
Net Cash Flows from Investment Activities	$-	$-	$(186,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock:
Net Proceeds from stock issuance	40,000	-	120,000
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	218	215
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$40,000	$218	$308,195

Net Increase/(Decrease) in Cash	$37,938	$(5,338)	$42,055

Beginning Cash Balance	$35,747	$50,274	$31,630

Ending Cash Balance	$73,685	$44,936	$73,685

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-cash Financing Activities:

	Nine Months Ended		Exploration Stage
	September 30,	September 30,	(June 16, 2006
	2010	2009	through
	Unaudited	Unaudited	September 30, 2010)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	12,000	0	42,000
For equipment	3,000	0	3,000
For exploration costs	0	0	55,385
For cancellation of debt	50,000	0	315,072
Total non-cash issuances of stock	$65,000	$-	$572,457

Shares of common stock cancelled
Repurchase of its common stock	$30,000	$-	$30,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$(30,000.00)	$(30,000.00)
For marketable securities in another company	$-	$(25,000.00)	$(25,000.00)
For deed of trust in the mining property	$-	$90,000.00	$90,000.00

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

The Company was incorporated in the State of Arizona, as ARX Engineering, Inc., on September 4, 1992 and then subsequently changed their corporate company name to Western States Engineering, Inc.  On June 16, 2006, the Board of Directors adopted a new business strategy to include in their business core, mine exploration and development, while still providing engineering consulting services and changed its name to International Silver, Inc.

The Company’s strategy consists of acquiring and exploring high-grade silver properties throughout North and South America.

Condensed Financial Statements
The accompanying interim consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended September 30, 2010 and December 31, 2009 and results of operations and cash flows for the comparative periods at September 30, 2010 and September 30, 2009 and for the comparative periods September 30, 2010 and September 30, 2009 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiaries Metales Preciosos Atlas, S.A. de C.V., a Mexican company, and Western States Engineering, Inc., a U.S. company.  The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).  The Company has elected to adopt U.S. currency as the functional currency for the accounting of its Mexican subsidiary.  All inter-company transactions and balances have been eliminated.

The Company has a 98% interest Metales Preciosos Atlas, S.A. de C.V., a Mexico corporation.  This foreign subsidiary was acquired November, 2006 when Atlas Precious Metals Inc., a related party, spun off Metales Preciosos Atlas, S.A. de C.V. in exchange for 300,000 shares of International Silver, Inc. common stock. The Company also has a wholly-owned subsidiary, Western States Engineering, Inc., a U.S. corporation, which provides Engineering services, primarily to mining entities.

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts.  At September 30, 2010 and at December 31, 2009, respectively, account receivables were $29,199 with an allowance for uncollectible accounts for the full amount, bringing the net amount due to zero.  The receivable stems from a third-party engineering consulting contract with Western Utah Copper Company who ceased remitting payments.  It is not anticipated that this third-party will remit amounts due anytime soon, therefore management elected to establish a provision for the remainder of the receivable balance.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale
2)	held to maturity
3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exists.   If the investor owns at least 20% of its common stock, then significant influence is assumed.  If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized.  At September 30, 2010 and December 31, 2009, the Company held securities “available for sale” that were reported under the Fair Value method.

At September 30, 2010, the Company held 25,000 shares of Atlas Precious Metals Inc. common stock, whose value was considered impaired.  Refer to Note D – Investment in Securities for further discussion.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At September 30, 2010 and December 31, 2009, all mineral interests were in the exploration stage.

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

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of product to the customer and when the collection of sales proceeds is assured.  Production costs of silver, gold and other precious metals sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred.  At September 30, 2010, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company has no potential common stock instruments, which would result in diluted income (loss) per share as of September 30, 2010 and December 31, 2009.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
There were no interest cash payments during the nine months ended September 30, 2010 and $109 for the nine months ended September 30, 2009.   “Non-cash" investing and financing transactions during the reported periods related primarily to the sale of mining property in exchange for shares of common stock, as discussed in Note C.

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  On September 30, 2010 and December 31, 2009, the Company did not have any material items of comprehensive income.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, ASC 718 is effective for interim periods beginning after December 15, 2005.  In 2009, the Board of Directors of the Company approved a resolution for the stock issuance to officers and employees to recognize the cost of employee services.  The Company does not presently have a plan in place, nor does it anticipate having one in the near future.  At September 30, 2010, the Company has not been significantly impacted by ASC 718.

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

During March, 2010, the Company negotiated the terms in a contract for the sale of the Estrades Mine in exchange for 6,000,000 shares of common stock in Continental Mining and Smelting Limited. As of September 30, 2010, the finalization of the contract was pending the issuance of stock from Continental Mining and Smelting Limited.

Note D – Investment in Securities

During 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company (Refer to Note G).  At September 30, 2010 and December 31, 2009, the carrying value of these securities was considered impaired and have no value at the end of each respectively accounting period.

At September 30, 2010, the Company held the following securities:

		Share	Fair
	No. of shares	Price	Value
Common Stock:
Available for Sale Securities -
Atlas Precious Metals Inc.	25,000	$0.0000	$0

Note E - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2009, 2008 and prior years as follows:

Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	213,736
Net Operating Loss - Year 2008	212,017
Net Operating Loss carry-forward to Year 2009	425,753
Net Operating Loss - Year 2009	62,977
Net Operating Loss carry-forward to Year 2010	$488,730

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At September 30, 2010 the Company recorded a deferred tax benefit of $175,991, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.  Deferred tax asset is based on prevailing IRS graduated tax tables which average 32% at September 30, 2010 and December 31, 2009.

Net deferred tax assets consists of the following components:

	September 30,	December 31,
	2010	2009

Deferred Tax Asset	$175,991	$172,499
Valuation Account	(175,991)	(172,499)
Net Deferred Tax Asset	$0	$0

At December 31, 2009, The Company had a net operating loss carry-forward of $488,730 for federal income tax purposes that may be offset against future taxable income from years 2009 through 2027.  Our deferred tax benefit is adjusted for interim results, but we simultaneously adjust the allowance for a net zero effect.

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

On July 7, 2010, the Company issued 2,000,000 shares of common stock at $0.025 per share in exchange for an outstanding debt of $50,000 owed to a shareholder/officer.

On July 12, 2010, the Company conducted a private placement and issued an additional 2,000,000 shares of common stock at $0.02 per share for $40,000   The Company made the issuance at a discount of $12,000, which the Company is treating as a cost of issue which is netted against the proceeds from the sale of the stock.

At September 30, 2010, the Company had authorized 500,000,000 shares of common stock, 28,531,753 shares had been issued and are outstanding.

Note G - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”).  The underlying transactions are with these related parties.  These amounts are unsecured and not subject to specific terms of repayment.

	September 30,	December 31,
Receivable from Related Entities	2010	2009
Atlas Base Metals, Inc.	$145	$-
Atlas Precious Metals, Inc.	38,998	16,731
Atlas Minerals, Inc.	-	635
Arimetco	(37)	308
Continental mining and Smelting	91
New Edge Gold, Inc.	-	33
Total	$39,197	$17,707

Atlas Precious Metals Inc. contracts engineering services from International Silver, Inc. related to feasibility studies and other general engineering services at their smelter located in Potosi, Bolivia.  The balance due from Atlas Precious Metals Inc. at September 30, 2010 of $38,998 and December 31, 2009 of $16,731 related to these engineering services rendered.  Other amounts due from various related parties pertain to courier services paid by International Silver, Inc. and reimbursed by these related companies:

	September 30,	December 31,
Payable to Related Entities	2010	2009
Shareholder/Officer - H.R. Shipes	$36,589	$86,589
Atlas Precious Metals, Inc.	1,500	1,500
American International Trading Co.	463	463
Total	$38,552	$88,552

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

On July 12, 2010, the Company reduced its debt by $50,000 with its principal shareholder, H.R. Shipes by issuing two million shares of common stock.

The Company also subleases office space from Atlas Precious Metals Inc. at a rate of $500 per month.

Note H- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion ($500 per month), commencing October 1, 2008 based on percentage of floor space occupied.  During 2008 and through mid-year 2009, the foreign exploration office for Metales Preciosos Atlas , S.A. de C.V. , located in Hermosillo, Sonora, Mexico rented on a month-to-month basis at $500 per month.  Rental expense for all administrative offices for the nine months ended September 30, 2010 was $5,400 and September 30, 2009 was $5,853.

Note I – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”.  Exploration costs incurred since inception through September 30, 2010 are $266,999.  Exploration costs incurred for the nine months ended September 30, 2010 were $8,856 and for the nine months ended September 30, 2009 were $17,983.

Note J – Restatement of Prior Periods

The financial statements for the three months and the nine months ended September 30, 2009 have been restated. The Statement of Operations reflects the changes due to the reclassification of Other Revenue for reimbursed expenses by related parties.

INTERNATIONAL SILVER, INC.
STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009	Original	Change	Restated

REVENUES
Consulting - third parties	$25,169	$-	$25,169
Consulting - related parties	25,800	-	25,800
Other	1,195	(1,195)	-
Total Revenues	$52,164	$(1,195)	$50,969

Operating Expenses
Exploration costs	$11,320	$-	$11,320
General and administration
Consulting	30,950	-	30,950
Professional fees	4,150	-	4,150
Rent	1,500	-	1,500
All other general & administrative	23,571	(1,195)	22,376
Total operating expenses	$71,491	$(1,195)	$70,296

Operating Income/Loss	$(19,327)	$-	$(19,327)

OTHER INCOME (EXPENSES)
Impairment loss	$(40,000)		$(40,000)
Total other income/(expense)	$(40,000)	$-	$(40,000)

NET INCOME/(LOSS)	$(59,327)	$-	$(59,327)

INTERNATIONAL SILVER, INC.
STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009	Original	Change	Restated

REVENUES
Consulting - third parties	$44,199	$-	$44,199
Consulting - related parties	$77,220		$77,220
Other	1,371	(1,371)	-
Total Revenues	$122,790	$(1,371)	$121,419

Operating Expenses
Exploration costs	$17,983	$-	$17,983
General and administration
Consulting	38,540	-	38,540
Professional fees	19,560	-	19,560
Rent	4,500	-	4,500
All other general & administrative	72,922	(1,371)	71,551
Depreciation and depletion	97	-	97
Total operating expenses	$153,602	$(1,371)	$152,231

Operating Income/Loss	$(30,812)	$-	$(30,812)

OTHER INCOME (EXPENSES)
Impairment loss	$(40,000)		$(40,000)
Interest expense	(109)	-	(109)
Total other income/(expense)	$(40,109)	$-	$(40,109)

Less: Non-Controlling Interest	$275	$-	$275

NET INCOME/(LOSS)	$(70,646)	$-	$(70,646)

Note K – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the condensed financial statements and has disclosed all material events that have transpired subsequent to September 30, 2010 up through the issuance date, including the following:

On November 8, 2010, the Company entered into a mineral exploration lease option agreement with Prince Mine LLC on the Prince Mine, located in Ely Mining District in Lincoln County in the State of Nevada.  The Prince Mine is comprised of 12 patented lode mining claims with non-severed surface and mineral rights that cover approximately 227 acres in the Ely Mining District.  Under the terms of the lease, the Company has the “sole and exclusive option to purchase the Prince Mine for a total consideration of $2,750,000”.  The term of the lease is five years from the effective date (December 8, 2010), with annual lease payments of $50,000 due and payable on each annual anniversary date.   If the Company decides to exercise the option, any lease payments made will apply towards the purchase price.

Also, the finalization of sale of the Company’s interest in the Estrades property, mentioned in Note C – Mining Properties,  was pending the issuance of stock from Continental Mining and Smelting Limited.  Continental Mining and Smelting Limited (“Continental”) is in the process of structuring its company of which the purchase of the Estrades Mine from International Silver, Inc. is one of three major components.  Additionally, this newly-structured company is undergoing an audit to ascertain the asset value and is in the process of issuing an SB 2 report with the Canadian securities authorities in order to become an publicly-listed company on the Toronto Stock Exchange (TSX).

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

Results of Operations, Liquidity and Cash Flows

For the three months ended September 30, 2010 (the “September 2010 Quarter”) as compared to the three months ended September 30, 2009 (the “September 2009 Quarter”)

Operating Performance
For the September 2010 Quarter, we recorded a net loss of $1,281, as compared to a net loss of $26,194 for September 2009 Quarter or a decrease of $24,913.   The decrease in net loss is due to reduced expenditures in the areas of exploration and general and administrative expenses.

During the September 2010 Quarter and the September 2009 Quarter, we had revenues of $29,700 and $50,969, respectively. The decrease in revenues of $21,269 is attributable to reduced engineering services rendered to a third-party. No revenue is currently being generated from mineral extraction activities, as we are still in the exploration stage.

Operating loss decreased by 95% or $24,913 to ($1,281) for the September 2010 Quarter from ($26,194) for the September 2009 Quarter.  This decrease is primarily due to reduced exploration costs and consulting expenditures.  Exploration costs decreased by $2,464 to $8,856 for the September 2010 Quarter, from $11,320 for the September 2009 Quarter.  Consulting fees decreased by $37,617 for the September 2010 Quarter to $-0-, as compared to the September 2009 Quarter.

For the nine months ended September 30, 2010 (the “Nine Months Ended 2010”) as compared to the nine months ended September 30, 2009 (the “Nine Months Ended 2009”)

Operating Performance
For the Nine Months Ended 2010, we recorded a net income of $1,355, as compared to a net loss of $54,915 for Nine Months Ended 2009 or an increase of $56,270.   The increase in net income is due to reduced expenditures in the areas of exploration and general and administrative expenses.

During the Nine Months Ended 2010 and the Nine Months Ended 2009, we had revenues of $86,370 and $121,419, respectively. Revenues decreased by $35,049, attributable to decreased engineering services rendered to a third-party. No revenue is being currently being generated from mineral extraction activities, as we are still in the exploration stage.

Operating income increased by $71,436 to $16,355 for the Nine Months Ended 2010, from ($55,081) for the Nine Months Ended 2009.  This increase is primarily due to reduced exploration costs and consulting and professional fees as a result of a cutback in exploration activities.  Exploration costs decreased by $9,127 to $8,856 for the Nine Months Ended 2010, from $17,983 for the Nine Months Ended 2009.  Consulting fees decreased by $65,207 due to the expiration of a prepaid contract for the financing procurement services and geotechnical consulting fees, as compared to the Nine Months Ended 2009, while professional fees also decreased by $8,560, as compared to the Nine Months Ended 2009.

Liquidity and Capital Resources
Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, as of and for the year ended December 31, 2009 and the nine months ended September 30, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception and our net losses from inception as a development stage company, which total approximately $670,964, the outstanding arrangements with related parties and uncertainty in raising additional capital.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through short-term notes payable with related parties and some on-going engineering consulting services.  The capital required to execute our total business vision and objectives is significant.  During 2010, we continue to be engaged in efforts to raise capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives. At present, we have been unsuccessful in raising capital in sufficient amounts to meet those objectives.  During the first half of this year, we have substantially reduced our exploration activities in order to conserve cash.  At this time, there is no assurance that we will be successful in raising the sufficient additional capital that is required to execute our exploration and development plans.

Cash and Cash Flows

Cash on hand at September 30, 2010 was $73,685 as compared to $44,936 at September 30, 2009.  The increase in cash for the Nine Months Ended 2010 as compared to the Nine Months Ended 2009 was due to a reduction in expenses as exploration activities were minimized and cash proceeds of $40,000 were realized from a private placement of common stock.  Cash flows were a positive $37,938 for the Nine Months Ended 2010, as compared to a negative $5,338 for the Nine Months Ended 2009, an increase of $43,276.

Net cash flow used by operating activities for the Nine Months Ended 2010 of ($2,062), resulted mainly from working capital changes due to increased receivables and payables, whereas for the Nine Months Ended 2009 the cash flow used by operating activities of ($5,556), was due to a net loss of $54,915, resulting from an increase in expenses and the write-off of the expired portion of a prepaid contract, net of increased receivables.

We had no cash flows from investing activities for the Nine Months Ended 2010 nor the Nine Months Ended 2009.

Net cash flows provided from financing activities for the Nine Months Ended 2010 were $40,000 in proceeds received by a private placement of common stock.

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

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities and incurred the following costs:

Capitalized Acquisitions

a) Purchased the Tecoma Mine (fee simple) – Year 2007	$90,000

b) Sale of Tecoma Mine – Year 2008	(90,000)
Exploration Costs:
a) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are as indicated in 1)–4):

1) El Cumbro property	14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	37,912

d) Other exploration sites (evaluation)
1) Anaconda	7,500

2) Oro Blanco	8,840

3) Pioche	20,767

e) General Administrative Costs	21,251

Total acquisitions and exploration costs	$275,855

These direct exploration costs account for approximately 26% of the total operating expenditures of $1,068,181, since our exploration activities commenced on June 16, 2006.  General and administrative expenses, which include salaries, consulting, rent, and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Political and economic conditions of major silver, gold or other mineral-producing countries;

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

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

an obligation under a guarantee contract,

a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material.

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the quarter ended September 30, 2010 have been applied consistently with the year ended December 31, 2009.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the third quarter ending September 30 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending September 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2010, we have an accumulated deficit of $846,998. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business.   If we fail to obtain approximately $2.5 million of financing, we will be unable to pursue our planned business operations and will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

ITEM 4 - REMOVED AND RESERVED

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

/s/Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board
Dated: November 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	November 22, 2010
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	November 22, 2010
John A. McKinney	Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

31.1	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002