Form 10-K
period 2010-12-31
INTERNATIONAL SILVER INC
filed 2011-04-25
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant ("aggregate market value") was approximately $3,691,350.

Issuer's revenues for its most recent fiscal year: $63,660.  The number of shares of the registrant's $.0001 par value common stock outstanding as of  March 31, 2011 was 28,581,753.

PART I

Item 1. Business

International Silver is referred to herein as “we”, “our” or “us”

Business

Glossary

Adits - An underground mine tunnel with only one end daylighting.

Alluvial (valleys) - Material created by the erosion of rocks by water, air and climate conditions.

Argzntite - Silver sulfide

Arroyo - Spanish word that defines a dry creek bed.

Banded barite and jasper - Rock formed by the action of hot solutions containing dissolved silica, which forms layers composed of barium sulfate and silica.

Barite - Barium Sulfate.

Cerussite - Lead carbonate, an oxide ore mineral of lead.

Dolomite - Refers to magnesium bearing limestone.

Flotation tests - The use of flotation for the separation of minerals by the mixing of reagents, air and water during agitation to cause the minerals to separate by floating to the surface of the solution along with air bubbles.

Galena - Lead sulfide mineral.

Hemimorphite - Zinc silicate mineral.

Igneous bodies - Rock masses created by intrusion of molten rock.

Igneous rock out crops - Masses of igneous rocks, which are exposed.

Limonite - Porous iron oxides.

Limonitic Anglesite - Form of lead sulfate with oxidized iron found in many lead-zinc-silver ore zones.

Mine planning - Computerized mine planning; the use of computers to simulate a multi-dimensional mine to form a visual image of a planned mine.

Pyrite - Refers to iron sulfide.

Scout Sampling - Refers to the practice of taking samples of rocks in areas previously not sampled.

Shoring - The use of wood braces to support underground workings to prevent rock cave-ins.

Smithsonite - Refers to zinc carbonate, an oxide ore mineral of zinc.

Sphalerite - Refers to zinc sulfide, a common ore mineral of zinc.

Staking - Refers to the practice of placing stakes in the form of pipes or wooden posts to identify property being claimed under the rules of the Bureau of Land Management of the United States.

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

The primary assets of International Silver, Inc., are the Leviathon Mine located in Calico Mining District of San Bernardino County, California; its Options to acquire and explore the Prince and Pan American Mines and the Caselton Mill; and a block of 500 acres of unpatented mining claims adjacent to the Prince Mine and 400 acres adjacent to the Caselton Mine and Mill, both owned directly by us, all located in the Pioche Mining District of southern Nevada.  The Leviathon Mine is currently on ‘care and maintenance’ as are the Prince and Pan American Mines and the Caselton Concentrator.

Although we generated total revenues of $145,659 in 2009 from engineering/mining related consulting services, revenues generated decreased to $63,660 in 2010. Engineering related revenues, along with funding from third-party sources allow us to continue our focus on exploration and development activities.

We have relied upon funds raised from the sale of our common stock funds from private placements and limited engineering services to cover our operating costs and expenses. Management is pursuing additional funding for the Prince and Pan American Mines and for general corporate activities.  Our independent accountant has issued an opinion that there is substantial doubt about our ability to continue as a going concern.

DESCRIPTION OF BUSINESS

Business Development
We were incorporated in the State of Arizona on September 6, 1992 as Western States Engineering and Construction, Inc. On June 16, 2006, we changed our name to International Silver, Inc. to reflect our present business plan of conducting exploration activities in North America, but continue providing limited engineering consulting services.  Prior to June 16, 2006, we only conducted engineering mining related consulting services.

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

Employees
We currently have six employees: (a) Mr. Harold R. Shipes, our Chief Executive Officer; (b) Mr. John A. McKinney, our Executive Vice President/Chief Financial Officer; (c) Mr. Matthew J. Lang, our Vice President of Administration/Corporate Secretary; and (d) Mr. Daniel Dominguez our Corporate Controller; (e) Alexander Makaron, our Engineer and (f) Danielle Lang, Staff Accountant.

Production Distribution Methods
Should we be successful in producing concentrates, we will attempt to sell such concentrates directly to smelters or to metals trading companies for shipment to smelters around the world.  Should we be successful in producing precious metals, we will attempt to sell them directly to precious metals trading companies that purchase the metals in connection with their ongoing trading activities of such metals.

Sources and Availability of Raw Materials
We do not use raw materials.

Dependence on One or a Few Major Customers
We do not expect to become dependent upon a few major customers, since we will attempt to sell concentrates directly to smelters and metals trading companies and to do not expect to become dependent upon any one or a few such companies.

Dependence on Third Party Contractors Not Yet Hired or Equipment Sellers Not Yet Contracted With

We will depend on outside contractors for the following:
•	Exploration equipment rentals from companies in Barstow, California, Cedar City, Utah, Ely and Las Vegas, Nevada;
•	Sample preparation and assay services in both areas from ALS Chemex, a world-wide assay laboratory located in Canada;
•	Purchase of bulldozers, excavators, and grading equipment through equipment companies such as the Catepillar dealer and use equipment dealer.
•	Smelting, refining and purchasing of product through Glencore, Trafigura, Gerald Metals, and Penoles;
•	Transportation through SP Railways in the United States, Ferro Carriles de Mexico, and local truck haulage companies in both major areas;
•
Diesel fuel and gasoline for the generation of electricity and fueling of equipment, which we will purchase from commercial suppliers in Barstow, California, Cedar City, Utah, Ely and  Las Vegas, Nevada;

•	Tires to be purchased from Goodyear or Michelin;
•	Equipment, parts and service to be furnished by local suppliers;
•	Flotation reagents, that are used for separating valuable minerals from their gangue rock, which will be purchased from Dow Chemicals or other suppliers;
•	Consumables to be furnished by local suppliers;
•	Grinding media that is used for milling of mined products to enable flotation recovery of valuable minerals, to be purchased from Nucor Steel or other commercial foundries;

We have no verbal or written agreements or any arrangements, whatsoever, with any of the above companies or other third party contractors or equipment sellers to operate on our properties or to sell us the items or provide the services reflected above. The above information only reflects our projected operational plan to use these companies if we can purchase the items from them or secure their services at the time they are needed.

Patents, Trademarks, Licenses, Royalty Agreements, Franchise Agreements:
We do not have any patents, trademarks, licenses, royalty agreements, or franchise agreements, nor do we anticipate the need in our future operations for the foregoing.

Compliance with Government Regulations and Need for Government Approval and Environmental Permits
There are various levels of governmental controls and regulations that govern environmental impact of mineral exploration activities and mineral processing operations, including performance standards, air and water quality emission standards and other design or operational requirements, and health and safety standards. We will be subject to various levels of federal and state laws and regulations, which include the following:

Leviathon Property
The following approvals will be required from the government of California relative to our Leviathon property:

•	Water Quality Division of the California Department of Environmental Quality.
•	Air Quality Division of the California Department of Environmental Quality.
•	Department of Wildlife Management.
•	Bureau of Land Management in the case of the Plan of Operation of Leviathon.

Nevada Properties
The following approvals will be required from the government of Nevada relative to our Pioche properties:

•	Water Quality Division of the Nevada Department of Environmental Protection.
•	Air Quality Division of the Nevada Department of Environmental Protection.
•	Explosives Permit from the Federal Bureau of Alcohol, Tobacco and Firearms.
•	Bureau of Land Management in the case of the Plan of Operation of the Prince and Pan American.

Costs and Effective of Compliance with Federal, State and Local Environmental Laws

Effect of Existing of Probable Governmental Regulations on our Business

Cost of Permits
We have budgeted $150,000 for initial permit related work, to be completed by our Consulting Geologist and other contract services.

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

As of our December 31, 2010 year-end, we have an accumulated deficit of $1,327,174. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $4.5 million of financing, we will be unable to pursue our business plan and operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

We are not a mining company, but rather a beginning stage exploration company. We will be unable to generate revenues or make profits, unless we actually mine deposits, if any actually exist.

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

Our business depends upon the continued involvement of our officers, directors, and Consulting Geologist, each of whom have mining experience from 12 to 38 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

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

We do carry property and casualty insurance but the limits are minimal for such insurance which may expose us to liabilities that will negatively affect our financial condition.

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

Harold Roy Shipes, our Chief Executive Officer, John McKinney, our Executive Vice President/Chief Financial Officer, and Matthew Lang, our Vice President of Administration/Corporate Secretary, devote less than full time to our business. Each member of our management described above devotes approximately 50% of their time to us. Because our management may be unable to devote the time necessary to our business, we may be unsuccessful in the implementation of our business plan.

Item 2. Properties

Our Corporate Offices
Tucson, Arizona

Our corporate offices, which are located at 5210 E. Williams Circle, Suite 700, Tucson, Arizona 85711, are leased from an affiliate, Atlas Precious Metals, Inc., who have a five-year lease with WC Partners, a Los Angeles, California-based company, whereby Atlas Precious Metals pays a base rent of $8,393 monthly, including utilities. We pay Atlas Precious Metals Inc. $500 per month for our space at this location. Our space is adequate for our purposes.

Exploration Properties and Claims

We have the right to explore for various metals, including gold, silver, copper, lead, manganese, zinc, barite; however, our initial primary activities will focus on the exploration of silver. Our rights were obtained through outright property acquisition, staking of Bureau of Land Management claims, purchase of Bureau of Land Management claims and through leases. Our properties are located in San Bernardino County, California and the Pioche mining district of Lincoln County,  Nevada. These properties are known as:

•	The Prince and Pan American Mines and the Castelton Concentrator;
•	The Leviathon Mine.

With respect to our properties for exploration purposes, our properties may or may not progress to the development stage. We are subject to competitive conditions for exploration properties since our competitors may be in a better operational and financial position to compete against us for desirable properties. Additionally, there are material issues regarding whether we do or do not insure our properties.

The Pioche Mining District, Lincoln County, Nevada

Introduction:
Our principal area of interest is the Pioche District of Lincoln County, Nevada.  We believe that this District represents a unique opportunity in North American mining, in that, we have locked up over half of a very unique silver district and plan to continue to expand our holdings in this area.  For the next few years, we will exclusively devote our attention to this district, to completing the acquisition of the Prince and Pan American Mines and the Caselton Concentrator, all of which we have under a purchase option.  Having a complete concentrator will enable us to effect a relatively quick start of production at a time when metal prices are at unprecedented highs.  Estimates of district wide mineral resources range as high as 30 million tons of material with silver grades of 2.3 ounces per ton, hosting as much as 60 million ounces of silver with significant by-product metals credits.  Much of the mineral resource is completely oxidized, making it potentially amenable to low cost sulfuric acid leaching, solvent extraction and electro-winning to produce special high grade zinc, obviating the need for downstream smelting and dramatically increasing our recovery of zinc.  The acid leaching will convert the lead to an insoluble lead sulfate which will act as a collector of precious metals and is amenable to re-flotation to produce a commercial lead/precious metals concentrate.  Manganese will require reduction ahead of leaching, to produce a commercial electro-manganese dioxide through electro-winning.  The district is of a size that may give many years of profitable commercial operations.  Strong indications are that an open pit orebody of approximately 15 million tons between the Prince Mine and the Caselton Concentrator may exist and our initial focus will be in this area and in the fully developed Pan American Mine.

History:
Silver was discovered on the eastern slope of the Pioche Mountains in 1869 and exploited for high grade, bonanza silver ore until the 1930's when the known fissures were fundamentally depleted.  This ore occurred in brecciated fissure veins hosted in the Cambrian age Prospect Mountain Quartzite.  This type of ore was found near the town of Pioche mostly in the Treasure Hill area.  The veins ranged in thickness from one to four feet, with swells up to ten feet, but the three most productive extended for several thousand feet in strike and to a depth of 1200 feet.  The silver ore was mostly oxidized and contained lead as cerussite, some galena, with silver chloride and argentite.  Supergene processes apparently removed the zinc from the non-reactive siliceous rock which was likely present in the original sulfides.

Just to the west of the bonanza silver vein area and extending from it into exposures of stratigraphically higher limestones and shales, bedded replacement lead/zinc/silver ore was discovered.  The lower part of the Combined Metals Member of the Pioche Shale has been the most productive sequence for non-oxidized sulfide replacements.  This unit is the first of the beds enclosed in shales directly above the Cambrian age, Prospect Mountain Quartzite.  An east-west structural zone termed the Caselton Channel was found to host replacement mineralization for a strike of over 10,000 feet.  The ore zone ranged in thickness from 4 to 40 feet, averaged six feet and had a width of 100 to 1800 feet.  The grade of the 3.2 million tons of sulfide ore mined between 1924 and 1959 averaged 4.8 ounces of silver, 0.044 ounces per ton gold, 4.5% lead and 12% zinc.  The ore consisted primarily of sphalerite, galena and pyrite in a gangue of manganiferous siderite and minor quartz.  Oxidized replacements exist above the sulfide zone but were only partially mined mostly due to smelting issues.

Geology:
The Pioche Mining District encompasses roughly the northern half of the Pioche Hills.  This relatively minor mountain range follows a northwest trend between Meadow and Lake Valleys.  This trend is in marked contrast to the ranges both east and west which align themselves north-south.  The Pioche Hills are largely composed of Cambrian sedimentary rocks but these are obscured on the southeast flank where overlain by Tertiary volcanic flow rocks.  The mineralized area is entirely within Paleozoic sediments.  The principal formations in ascending order are the Prospect Mountain Quartzite, Pioche Shale, Lyndon Limestone, Chisholm Shale and Highland Peak Limestone.

The structural setting of the Pioche Hills has been interpreted mostly in terms of regional thrust faulting.  The exposed Paleozoic sedimentary rocks were apparently overridden by a regional thrust plate.  This plate termed the Highland thrust consists of a stacked sequence of Upper Cambrian sediments similar to the lower plate but may include some Tertiary volcanic rocks as well.  The Highland Peak Formation and a stratigraphic section down to the lower part of the Lyndon Limestone were displaced eastward along the thrust structures.  Some flat thrust faults tend to follow shale beds and cut out thicknesses of rock units with little obvious physical expression.

The early Tertiary (and possibly similar pre-Mesozoic?) structures have in turn been displaced by subsequent events.  The most traceable set of faults are related to Tertiary extensional basin and range faulting.  There appears to be a strike slip component to these major features.  They tend to strike north and dip away from the range.  Further, the Cambrian rocks are offset by a series of closely spaced, northeast trending normal faults which drop the strata deeper toward the center of the range.

Both the Prince and Pan American Mines were underground mines which were developed on the very large sulfide replacement "channels" containing silver, zinc, lead, gold and manganese with commercial ore grades, roughly the same grade in each channel.  The three principle and most significant channels are the Caselton Channel, the Combined Metals Channel and the Pan American Channel.  These channels are known to extend for several miles in length and range from 100 feet to as much as 1,800 feet wide with ore up to 90 feet thick. Typically, they grade 2.3 ounces of silver and 0.02 ounces of gold per ton, 2.5% lead, 3.5% zinc and 12% manganese dioxide.  While the initial operations of both Prince and Pan American both focused on sulfide replacement orebodies in limestone with much higher grades, massive oxidized orebodies remain which have only been minimally mined, at the above grades.  As technology has advanced, significant opportunity remains in using the very low cost acid leaching of oxidized zinc, followed by solvent extraction and electro-winning to produce special high grade zinc cathode which can be sold at a premium.  In the solvent extraction process, sulfuric acid is regenerated for re-use which minimizes costs of operation.

Property Description, Geology and History

The Prince Mine

The Prince Mine is characterized by substantial faulting and displacement of the carbonate replacements. The Prince member of the Lyndon formation has been uplifted along a northwest trending mineralized structure bringing a large block of oxidized ore very near the surface, to within ten feet in some areas.  International Silver sampling and analysis indicates that this mineralizing structure likely continues past all known workings in the mine and past any drilling, and most likely intersects the Caselton Channel to the North.  Our target is an open pit ore body hosting as much as 15 million tons of material at the above grades.

The Prince Mine is a fully developed mine with over 2 million tons of measured ore grade mineralization accessible through existing workings.  Its main shaft is 850 feet deep and has several levels of drifts extending outward.   It is located 1.5 miles from the Caselton Concentrator, a 1,500-ton per day complete processing plant.  The open pit target is between the Prince Mine and the Concentrator, shortening the haul to the plant.  Our immediate focus will be to develop and expand the mineral resource through geochemical and geophysical surveys and surface drilling.  Due to its proximity to the surface, the drill holes will be relatively shallow.  At the same time, access to underground workings will be cleaned and repaired to allow inspection and verification sampling of known mineralization.

The Pan American Mine

The Pan American Mine operated as a Joint Venture between the Anaconda Corporation and Bunker Hill at a rate of 1,200 tons per day of sulfide replacement ore grading 2.4 ounces of silver and 0.027 ounces of gold per ton, 2.5% lead, 3.4% zinc and 11.8 % manganese carbonate.  The ore was trucked 12 miles to the Caselton Concentrator for processing.  A clean zinc concentrate containing an average of 52% zinc, and a lead/precious metals concentrate were produced.  The lead/precious metals concentrates as well as the zinc concentrates, were shipped by rail to the Bunker Hill Company's smelting and refining complex in Kellogg, Idaho.

Mine records of the Pan American Mine indicate that between 1.7 and 6.0 million tons of similar grade mineralization exists in the mine which has been offset downward by faulting.  The remaining offset ore zone has been identified through drilling but a measured reserve has not yet been established.

The mine operated as a room and pillar mine which allowed bulk mining using rubber tired haulage and mining equipment.  The main entry adit is in very good condition as are haulage ways within the mine.  The remaining historic resource reported by Bunker Hill is sulfide in nature.  However, there are substantial amounts of undefined oxidized mineralization in the Pan American Channel above and adjacent to the mine.

 The focus of International Silver as regards the Pan American will be to determine how much readily accessible mineralization remains in the mine that would support a rapid start of operations of the Caselton Concentrator and to quantify the cost thereof.  At the same time, the oxide resources of the Pan American Channel will be defined to determine their potential.

Property Location and Access

Leviathon Property

The Leviathon Property is an exploration project with a substantial land position in an area of known bulk mineable disseminated silver-barite mineralization. A wide and elongated zone of epithermal silver-barite veining which is exposed on the property will be the area initially investigated.

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

Over 100,000 tons of barite ore were mined in the early 1950’s by open pit methods in a large cut known as the Leviathon Cut. Approximately 50,000 tons of drilling mud grade barite was shipped. Previous to this, all workings on the property were underground silver mining in the Silverado Mine and the Silver Bow Mine, believed to occur in the late 1890’s. Records are sketchy and no reliable information on these two mines has been located. The above information pertaining to mining only depicts historical information and has no significance whatsoever whether mineable mineral deposits presently exist on the Leviathon property

Property Description

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

Property Location and Access

Item 3.  Legal Proceedings

There are no pending or threatened lawsuits against us.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2010 or at any other time

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information
Our common stock has been quoted on the Over the Counter Bulletin Board (the "OTCQB") under the trading symbol "ISLV" commencing March 31, 2008.

Holders
As of December 31, 2010, there were 78 shareholders of record.

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

Purchasers of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable. We have no equity securities that are registered pursuant to Section 12 of the Securities and Exchange Act of 1934.  In  November, 2008, we repurchased 30,000 shares of our Company’s common stock.

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

On January 21, 2010, the Company cancelled 30,000 shares of common stock previously issued to a third-party in exchange for the Tecoma mining property, when the property reverted back to its original owners.

On March 1, 2010, the Company purchased a 70% interest in the Estrades Mine, from a related party, in exchange for 6,000,000 shares of its common stock, at a share price of $0.0025 per share.

On August 18, 2010, the Company issued 2,000,000 shares of common stock at $0.025 per share in exchange for an outstanding debt of $50,000 owed to Harold R. Shipes,  director/officer.

On August 24, 2010, the Company conducted a private placement and issued an additional 2,000,000 shares of common stock at $0.02 per share for $40,000.   Cork Investments, Inc. and Ron Nash, were each issued 1,000,000 shares of common stock, respectively.

On December 31, 2010, the Company issued 50,000 shares of common stock in exchange for a convertible note to Tintic Standard Gold, Inc. for $75,000.

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

Use of Proceeds
We did not receive any proceeds from the issuance of our common stock in 2008, as it was in exchange for debt.

We did not receive any proceeds during 2009 from the resale of our common stock by the Selling Shareholders indicated in our S-1 Registration Statement.

In 2010, we received $40,000 in proceeds on a private placement of 2,000,000 shares of our common stock, whose funds were applied towards general corporate use.

Item 6. Selected Financial Data

	December 31, 2010	December 31, 2009	Exploration Stage (since inception) June 16, 2006 to December 31, 2010
		(Restated)

Revenue	63,660	145,659	433,389
Total Operating Expenses	108,507	227,985	1,106673
Cash on Hand	35,983	35,747	N/A
Total Assets	132,432	54,420	N/A
Current Liabilities	67,627	90,324	N/A
Working Capital (Deficit)	64,805	(35,904)	N/A
Accumulated Deficit	(1,327,174)	(848,353)	(1,151,140)
Exploration Costs	16,923	19,183	283,922

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

We are an exploration stage company that engages in minerals exploration activities in the United States involving silver, gold, zinc, copper and other minerals. To-date, we have not generated any revenues from any of these activities since June, 2006, when we switched our emphasis in our business plan and commenced our mineral exploration business. To date, our exploration activities have been limited to the exploration and leasing of mineral interests in the United States and Mexico.

We have realized consulting fees from on-going engineering services, which along with funding received on two  private placements, have enabled us to continue, on a limited basis, our exploration activities until additional funding resources are obtained.

Financial Condition and Changes in Financial Condition

At December 31, 2010, we had cash resources $35,983 and receivables due from related parties in the amount of  $15,919, including on-going engineering contract work to enable us to continue to conduct our exploration activities and meet our maturing obligations for several months. Our continued activities are dependent upon obtaining adequate financing, as described below. Our financial condition as of December 31, 2010, compared to December 31, 2009 is summarized below, as follows:

Assets.

As of December 31, 2010, we had total assets of $132,432 compared to total assets of $54,420 as of December 31, 2009, representing a 143% increase or $78,012. Current assets comprise 100% our total assets at December 31, 2010 and December 31, 2009 as further depicted below:

	At December 31, 2010	At December 31, 2009	Net Incr./(Decr.)
Current Assets:
Cash	$35,983	$35,747	$236
Due from Related Parties	15,919	17,707	(1,788)
Prepaid Expenses	80,530	966	79,564
Current Assets	$132,432	$54,420	$78,012

Total Assets	$132,432	$54,420	$78,012

The increase in prepaid expenses of $79,564 from December 2009 to December 31, 2010 relate to two mineral leases transacted during the fourth quarter of 2010.

Liabilities and Shareholders’ Equity

	At December 31, 2010	At December 31, 2009	Net Incr./(Decr.)
		(Restated)
Liabilities
Accounts Payable	$2,741	$1,381	$1,360
Accrued Expenses	8,464	391	8,073
Due to Related Parties	48,089	88,552	(40,463)
Note Payable	8,333	0	8,333
Total Liabilities	$67,627	$90,324	$(22,697)

Non-Controlling Interest	$0	$(3,530)	$3,530

Shareholders’ Equity
Capital Stock	$1,391,979	$845,979	$546,000
Accum. Deficit – Prior to exploration stage	(176,034)	(176,034)	0
Accum.Deficit – During exploration stage	(1,151,140)	(672,319)	(478,821)
Treasury Stock	0	(30,000)	30,000

Total Shareholder’s Equity	$64,805	$(32,374)	$97,179

Total Liabilities & Equity.	$132,432	$54,420	$78,012

Total liabilities decreased by 25% or $22,697 to $67,627 at December 31, 2010, compared to $90,324 at December 31, 2009.  The resultant decrease is primarily from a bridge loan of $75,000, net of a discount on the note of $66,667 obtained in the fourth quarter of 2010 and a reduction in related party debt of $50,000 in exchange for common stock.  Additionally, there was an increase in accounts payable and accrued expenses of $9,433 plus an increase of $9,537 in other related party debt.

Shareholders’ Equity decreased by $97,179 to $64,805 as of December 31, 2010; compared to ($32,374) as of December 31, 2009. The net increase results from stock issuances valued at $576,000 and the net loss from operations of  $478,821.

The increase in common stock and additional paid-in capital, with an aggregate value of approximately $576,000 are comprised of the following transactions:
-  2.0 million shares of common stock in exchange for debt in the amount of $50,000
-  6.0 million shares of common stock valued at $15,000 in exchange for property
-  2.0 million shares of common stock in a private placement of stock, netting $40,000
-  50,000 shares of common stock in exchange for a convertible note of $75,000.
-  common stock option grant awards of $396,000

Liquidity and Capital Resources

Working capital increased by $100,709 to $64,805 at December 31, 2010, compared to $35,904 at December 31, 2009.  This increase results principally from the prepayment of two mineral land leases of $90,000, a reduction of related party receivables of $40,463, less a convertible note negotiated in the amount of $75,000 less a discount of $66,667, an increase in accounts payable and accrued expenses of $9,433 and the write-off of prepaid leases in the amount of expenditures of approximately $11,000.

Net cash flow from operating activities decreased by $108,355 to ($114,764) at December 31, 2010, compared to ($14,742) at December 31, 2009.  The decrease in cash flow from operations is attributed principally to (1) a net change in working capital of approximately $141,000, primarily from the lease option prepayments on two mineralized properties and 2) an increase in operating income of $37,000, resulting from decreased revenues of $82,000 and decreased operating expenses of $119,000.

Cash flows from financing activities in 2010 increased by $114,785 to $115,000 for the year ended December 31, 2010 compared to only $215 in 2009.  The primary sources of financing during year 2010 included a $75,000 bridge loan from Tintic Standard Gold, Inc. and $40,000 in cash proceeds from a private placement sale of common stock.

Our business plan does not reflect, nor do we anticipate, any revenues during our exploration phase, aside from ongoing engineering services rendered to an affiliate.  We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities at any of our properties; there is no assurance that we will have sufficient financing to accomplish or otherwise be successful at meeting these objectives. There is no guarantee of success or that we will have sufficient financing to accomplish those objectives.

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2010 as we have an accumulated deficit of $1,327,174. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to collect upon existing receivables and raising funds through an equity funding. We anticipate total spending requirements of approximately $4.5 million pending adequate financing over the next twelve months, in the following areas:

Our global capital budget for the completion of acquisitions, exploration and development programs in the Pioche District are as follows:

Activity	Cost - U.S.$

1. Mine Salaries and Benefits, one year	$950,000
2. Geological Evaluation and Drilling Contracts	$600,000
3. Mine Re-habilitation, mobilization	$250,000
4. Miscellaneous Equipment	$200,000
5. Working Capital	$150,000
6. Corporate Overhead, One Year	$800,000
7. Legal	$50,000
8. Property Payments and Acquisitions	$1,200,000
9. Offering Commissions	$300,000

TOTAL	$4,500,000

We plan to undertake the following steps in our attempt to overcome our going concern qualification and our need for $4,500,000 of financing to accomplish our operational plan:

•	Contact broker-dealers to discuss and negotiate a broker dealer acting as an underwriter to conduct a public offering of our common stock sufficient to raise $4.5 million;
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

Results of Operations

We incurred losses of $478,821 for the year ended December 31, 2010, an increase in losses of $396,661 over the prior year.  The increase in losses are due to decreased revenues of $82,000, stock compensation expense of $396,000, an increase interest expense of $19,000, an impairment loss of $15,000 less a reduction in operating expenditures of $119,000.

An analysis of the major components of our results of operations is, as follows:

Revenues - In the year ended December 31, 2010, revenues were $63,660, representing a 56% decrease or $82,000  from $145,659 in revenues for the year ended December 31, 2009.  The decrease in revenues stems partly from the non-recognition of $48,720 in billings due to the uncertainty of collectibility of receivables due from a related party, with the remainder resulting from decreased third-party engineering services.

Exploration Expenses - Exploration costs decreased by 12% or $2,260 to $16,923 for the year ended December 31, 2010 from $19,183 for the comparable 2009 period.  The level of exploration work for both 2010 and 2009 remain relatively the same.

General & Administrative Expenses - General and administrative expenses decreased by 56% or $117,121 to ($91,584) for the year ended December 31, 2010 from ($208,705) for the year ended December 31, 2009.  This decrease in loss over those incurred in 2009 resulted primarily in two areas (1) from decreased professional and consulting fees in the amount of $72,000 and (2) a reduction in bad debts expense of $33,000.

Depreciation and Depletion Expenses - Depreciation expense for 2010 was nil and for 2009 was $97.

Other Income and Expenses – An impairment loss of $15,000 was recognized in 2010 on a mining property acquired from a related party.  In 2010, the Company adopted a stock option plan resulting in the recognition of $396,000 in stock compensation expense.  Interest or financing costs for the year ended December 31, 2010 increased $19,335 to $19,444 compared to $109 for the year ended December 31, 2009.  In 2010, $8,333 in financing cost was incurred and paid with shares of the Company’s common stock at December 31, 2010, pursuant to a bridge loan negotiated with Tintic Standard Gold, Inc.  Additionally, $10,000 in financing-related costs were paid relating to this bridge loan.

Extra-ordinary Items - A $3,530 loss was recognized in 2010 due to the deconsolidation of the Company’s foreign subsidiary, Metales Preciosos Atlas, S.A. de C.V.

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
3)	Actively sought mineral interests containing precious metals; and
4)	Acquired the following minerals interests and option to purchase mineralized property: • Leviathon • Prince Mine • Pan American Mine • Castelton Concentrator

Capitalized Acquisitions

Since converting our business plan to conducting exploration activities, we have incurred the following costs related directly to our exploration activities:

Mineral Land Acquisition

a) Purchased the Tecoma Mine (fee simple) – Year 2007	$90,000

b) Sale of Tecoma Mine – Year 2008	(90,000)

Exploration Costs:
a)Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose concessions for mineralized interests are as indicated below:

1) El Cumbro property	$14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property
1) Option payment	10,000

2) Option payment – extension	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	38,224

d) Other exploration sites (evaluation)
1) Anaconda	7,500

2) Oro Blanco	8,840

3) Pioche	28,522

e) General Administrative Costs	21,251

Total acquisitions and exploration costs	$283,922

During our early stage of exploration activities, from June 16, 2006 through December 31, 2010, we have incurred $283,922 in exploration costs, as detailed above, and general and administration expenses of $822,751, primarily consisting of salaries, rent, consulting fees, and travel expenditures, for a total of $1,106,673 in operating costs.

Accumulated losses of $1,151,140 incurred from the inception of the “exploration phase” accounts for approximately 86% of the accumulated deficit of $1,327,174 reflected in the Shareholders’ Equity section of our financial statements. Our prior engineering activities accounts for the other portion of the deficit.

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

•	Global economic conditions may affect pricing and availability of materials and supplies.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have

•	An obligation under a guarantee contract

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

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

 Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the year ended December 31, 2010 have been applied consistently for the December 31 year-ends of 2010 and 2009.

Recent Accounting Pronouncements

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in management’s opinion, the relevant pronouncements that apply to the Company’s activities and their effect as of December 31, 2010, are as follows:

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  During 2010, the Company sold an interest in a mining property, whose share-based payment transaction was accounted based on Level 3 fair value measurements.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.  At December 31, 2010, stock options granted were valued at $396,000, based on fair value measurements utilizing the Black Sholes Option pricing model.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  During 2010, the Company abandoned its mining concessions in Sonora, Mexico and a resolution was ratified and approved by the Board of Directors to dissolve its Mexican subsidiary, Metals Precious Atlas, S.A. de C.V., thus ceasing any further exploration work in Mexico.

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

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our Phase I exploration activities and are for a period of twelve months, at an approximate cost of $2.9 million. We will begin with evaluation of existing mine plans and reserves of both the Prince and Pan American Mines, and mechanical and electrical evaluation of the Caselton Concentrator.  Clean up and repair of underground workings to provide safe access will be followed by geologic sampling. and mapping of  known structures and existing workings with a view to commencement of operations since both were operating mines. Based upon our analysis of the test results and studies, we will determine whether to proceed with Phase II exploration and development, which will be focused on developing a near surface reserve on the Prince property and re-start evaluation of the Pan American Mine to feed theCastleton Concentrator. We cannot determine, predict, or assure whether we will be able to proceed with Phase II exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our Consulting Geologist, but each Plan of Operations described below will be directly managed and supervised by a Project Manager that we hire.

Properties - The Leviathon property in San Bernardino County, California and the Pioche mining district properties in Lincoln County, Nevada.
We will continue to hold the Leviathon property and will focus our exploration efforts on the Pioche Mining District at a total cost of $3,000,000. We will use thirteen employees and infrastructure for the Prince Mine, Pan American Mine and Caselton Concentrator. Our exploration program is shown below:

  Exploration Phase I:
              1)   Evaluation of existing mine plans and reserves calculations:
BothPrince and Pan American were operating mines when shut down and have operations plans and      reserves calculations.  These will be organized and evaluated and prepared for required supplemental      work and digitizing to determine the accuracy and reliability of existing data.  Initial attention will             focus on the development of an  open pit resource at the Prince Mine and plan the drilling program to       develop that  resource.  Simultaneously, a second crew will evaluate the Pan American Mine for re-       start.  The initial programs will require approximately three months and will proceed simultaneously       with the physical rehabilitation of underground workings of both mines.

2)   Repair of existing underground workings to allow safe access.
This will entail three months of work by three laborers and one supervisor.  The main Prince shaft will be re-conditioned and put into working order to identify the scope of underground work required to access existing workings in a safe and secure manner.

3)   Clean up of surface dumps, ore piles, facilities, etc.
This will entail surveying and mapping of the property with reference points for each surface dump.  Dumps will be measured and tonnage calculations produced.  A general clean-up campaign of the surface will be conducted.  This will require two laborers under the supervision of the Mine Manager.  Surveying and mapping will be contracted to local surveyors.  It will require less than one month and will be conducted simultaneously with items 1) and 2).

4)   Mapping and sampling of underground workings.
Mapping will be conducted with contract surveyors under the supervision our geologist with a view to verifying existing mine plans, ore locations and status of workings.  It will require one month.  It will commence following month three when the workings have been secured and made safe. Sampling of underground structures will be conducted by our geologist with three helpers.  It will commence in month four and will require one to two months.  Assaying will be done either in Ely, Nevada, or Salt Lake using a recognized assay lab under contract.

5)   Geophysical studies.
This phase will begin immediately and require two months.  An Induced Polarization Study will immediately be contracted to further define the zone identified for open pit mining and will require approximately two months to complete.  It will be coordinated by our Geologist.

6)   Mechanical and electrical inspection of the Caselton Concentrator.
During the first months of operation, the Caselton Concentrator will be inspected both mechanically and electrically to quantify its condition and determine the extent of repairs and the time and cost that will be required to initiate operations.  It is  anticipated that this work will require approximately 30 days to complete.

Exploration Phase II:

1)	Surface and underground drilling of identified mineralization and extensions thereof.
No later than month six, all accumulated data from underground and surface sampling, geo-chemical and geo-physical studies will be evaluated to confirm the highest priority targets for open mining on the Prince Mine.  A drilling contractor will be hired to conduct the drilling program to define tonnages and grades of reserves.  The contractor will be managed by the Mine Manager with sampling under the supervision of our Geologist.  Two helpers will be required.  It is estimated that this program will require up to four months

2)	Mine planning based on identified reserves.
As assays come back from drilling programs, the Mine Manager will enter them into a mine planning software to produce a scoping study.  Assuming the reserves developed are adequate, an independent engineering firm will be hired to produce an independent ore reserve estimate, compliant with Canadian Instrument 43-101.  This phase will require approximately three months and will most probably commence at approximately month nine.

3)	Feasibility Studies.
This phase of the Operations Plan will commence following development of reserve estimates, probably at approximately 8 months following commencement of work and will be done in 'house' and under contract with an independent engineering firm.  It will include metallurgical testing of core samples to determine the appropriate flow sheet for processing the ore.  This phase will require approximately six months to completion.

4)	Environmental Permitting
This phase of the Operations Plan will be on-going with the Feasibility Study and will require a minimum of six months, depending on the size of the reserve defined by the various testing programs, mine planning and the feasibility report.  It will commence as soon as possible and will be managed by the Mine Manager, our Geologist and  Environmental Engineer.

5)	Mine development
This phase of the Operating Plan will commence upon granting the required environmental permits and operating licenses.  Mine development will be under the Mine Manager and will be done by outside contractors.

6)	Pan American re-start budget

During the first three months of Phase II, a re-start plan and budget based on Pan  American ore to the Caselton Concentrator will be developed.  The concentrator will require new environmental permits and will be a part of the Item 4) work.  A new tailings dam will be designed and permitted as soon as practical.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of International Silver, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and since inception on June 16, 2006 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2010 and 2009, and since inception on June 16, 2006 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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
April 14, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements
(Audited)

For the Year Ended December 31,2010

And

For the Year Ended December 31,2009

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	December 31,	December 31,
	2010	2009
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$35,983	$35,747
Due from related parties - Note I	15,919	17,707
Prepaid expenses - Note C	80,530	966
Total Current Assets	$132,432	$54,420

TOTAL ASSETS	$132,432	$54,420

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,467	$1,191
Payroll taxes payable	274	190
Accrued expenses	8,464	391
Due to related parties - Note I	48,089	88,552
Note payable, net of discount - Note F	75,000	-
Discount on Notes payable	(66,667)	-
Total Current Liabilities	$67,627	$90,324

Total Liabilities	$67,627	$90,324

NON-CONTROLLING INTEREST	$-	$(3,530)

SHAREHOLDERS' EQUITY
Common stock - Note H
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s - 12/31/09 18,561,753
issued & o/s - 12/31/10 28,581,753	$2,858	$1,856
Additional paid-in capital	1,389,121	844,123
Less: treasury stock	-	(30,000)
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(1,151,140)	(672,319)
Total Shareholders' Equity	$64,805	$(32,374)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$132,432	$54,420

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Income

			Inception
	Twelve Months Ended		(June 16, 2006) of Exploration Stage through
	December 31 2010	December 31 2009	(December 31, 2010)
		(Restated)
REVENUES
Consulting-third parties	$-	$44,199	$44,199
Consulting-related parties	63,660	101,460	389,190
Total Revenues	$63,660	$145,659	$433,389

Operating Expenses
Exploration costs	$16,923	$19,183	$283,922
General and administration
Bad debt expense	236	33,253	41,860
All other general & administrative	91,348	175,452	780,136
Depreciation and depletion	-	97	755
Total operating expenses	$108,507	$227,985	$1,106,673

Operating Income/Loss	$(44,847)	$(82,326)	$(673,284)

Other Income (Expenses)
Impairment loss	$(15,000)	$-	$(40,000)
Stock compensation expense	$(396,000)	$-	(396,000)
Interest expense	(19,444)	(109)	(42,050)
Total other income/(expense)	$(430,444)	$(109)	$(478,050)

Extraordinary Items
Deconsolidation of Subsidiary	(3,530)	275	$194

Net Income/(Loss) Before Taxes	$(478,821)	$(82,160)	$(1,151,140)
Provision for income taxes	-	-	-
Net Income/(Loss) Before Taxes	$(478,821)	$(82,160)	$(1,151,140)

Accumulated Deficit
Beginning of Period	$(848,353)	$(766,193)

End of Period	$(1,327,174)	$(848,353)

Basic and Diluted
Income/(Loss) per Share	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	22,571,012	15,848,191

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Cash Flows

			Inception (June 16,2006)
			of Exploration
	Twelve Months Ended		Stage through
	December 31, 2010	December 31, 2009	(December 31, 2010)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(478,821)	$(82,160)	$(1,151,140)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	(275)	(3,530)
Dissolution of subsidiary	3,530		3,530
Depreciation and depletion	-	97	755
Impairment loss	15,000	-	40,000
Financing Cost	8,333	-	8,333
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	35,500	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	50,000	-	50,000
Issuance of Incentive Stock Option Grants	396,000	-	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	1,788	3,744	233,742
Decrease/(Increase) in employee receivable	-	2,317	2,317
Decrease/(Increase) in prepaid expenses	(79,564)	26,706	(84,004)
(Decrease)/Increase in payables	(39,103)	4,258	37,353
(Decrease)/Increase in accrued expenses	8,073	(4,929)	32,085
Net Cash Flows (used by) Operating Activities	$(114,764)	$(14,742)	$(192,174)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Purchase of equipment	-	-	(6,668)
Net Cash Flows from Investment Activities	$-	$-	$(186,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Cancellation of debt	$-	$-	$-
Net proceeds from stock issuance	40,000	-	120,000
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	215	215
Third-party loan	75,000	-	75,000
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$115,000	$215	$383,195

Net Increase/(Decrease) in Cash	$236	$(14,527)	$4,353

Beginning Cash Balance	$35,747	$50,274	$31,630

Ending Cash Balance	$35,983	$35,747	$35,983

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

	Twelve Months Ended		Exploration Stage
	December 31,	December 31,	(June 16, 2006
	2010	2009	through
	Unaudited	Unaudited	December 31, 2010)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	12,000	-	42,000
For equipment	3,000	-	3,000
For exploration costs	-	-	55,385
For contributed capital	50,000	-	315,072
Total non-cash issuances of stock	$65,000	$-	$572,457

Shares of common stock cancelled
Repurchase of its common stock	$30,000	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$396,000	$-	$396,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$(30,000)	$(30,000)
For marketable securities in another company	$-	$(25,000)	$(25,000)
For deed of trust in the mining property	$-	$90,000	$90,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

									Accumulated Deficit
		Common Stock		Additional					Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Treasury Stock		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Shares	Amount	Stage	Stage	Total
Shares issued:
Prior to June 16, 2006		1,000		$258,522					$(176,034)	$0	$82,488
At June 16, 2006		1,000		$258,522	0	$0	0	$0	$(176,034)	$0	$82,488

Stock Split - 12,000:1
July 24, 2006		12,000,000	$1,200	(1,200)							0
Shares issued for services
September 13, 2006	$0.0750	1,000,000	100	74,900							75,000
October 21, 2006	$0.0500	100,000	10	4,990							5,000
Shares issued for property
September 19, 2006	$1.0000	30,000	3	29,997							30,000
Shares issued for acquisition
of Metales Preciosos, S.A. de C.V.
October 21, 2006	$0.1846	300,000	30	55,355							55,385
Net Income/(Loss)										(163,224)	(163,224)
At December 31, 2006		13,430,000	$1,343	$422,564	0	$0	0	$0	$(176,034)	$(163,224)	$84,649

Shares issued for cash
May 4, 2007	$0.5000	400	0	200							200
May 11, 2007	$0.5000	2,000	0	1,000							1,000
May 14, 2007	$0.5000	4,000	0	2,000							2,000
May 16, 2007	$0.5000	600	0	300							300
June 4, 2007	$0.5000	3,000	0	1,500							1,500
October 29, 2007	$0.5000	4,000	0	2,000							2,000
November 6, 2007	$0.5000	28,000	3	13,997							14,000
November 8, 2007	$0.5000	18,000	2	8,998							9,000
November 13, 2007	$0.2500	200,000	20	49,980							50,000
Shares issued for services
May 22, 2007	$0.0550	100,000	10	5,490							5,500
September 13, 2007	$0.0400	250,000	25	9,975							10,000
September 21, 2007	$0.0400	150,000	15	5,985							6,000
Shares exchanged for debt
June 30, 2007	$0.5000	336,186	33	168,060							168,093
Net Income/(Loss)										(128,147)	(128,147)
At December 31, 2007		14,526,186	$1,452	$692,048	0	$0	0	$0	$(176,034)	$(291,371)	$226,095

Shares issued for services
June 12, 2008	$0.1333	150,000	15	19,985							20,000
Shares exchanged for debt
September 8, 2008	$0.2890	335,567	35	96,945							96,980
Shares repurchased
November 10, 2008							(30,000)	(30,000)			(30,000)
Net Income/(Loss)										(298,788)	(298,788)
At December 31, 2008		15,011,753	$1,501	$808,978	0	$0	(30,000)	$(30,000)	$(176,034)	$(590,159)	$14,286

Shares issued for services
October 6, 2009	$0.0100	3,550,000	355	35,145							35,500
Net Income/(Loss)										(82,160)	(82,160)
At December 31, 2009		18,561,753	$1,856	$844,123	0	$0	(30,000)	$(30,000)	$(176,034)	$(672,319)	$(32,374)

Shares cancelled
January 10, 2010	$1.0000	(30,000)	(3)	(29,997)			30,000	$30,000			0
Shares issuable
March 3, 2010	$0.0025	0			6,000,000	15,000					15,000
Shares issued for land
April 26, 2010	$0.0025	6,000,000	600	14,400	(6,000,000)	(15,000)					0
Shares exchanged for debt
August 18, 2010	$0.0250	2,000,000	200	49,800							50,000
Shares issued for cash
August 24, 2010	$0.0200	2,000,000	200	39,800							40,000
Incentive stock option - grants issued

November 1, 2010	$0.1200			396,000							396,000

Shares exchanged for convertible note
December 31, 2010		50,000
Allocable to Shares			5	21,423							21,428
Fair Value of Beneficial				53,572							53,572
Conversion Feature
Net Income/(Loss)										(478,821)	(478,821)

At December 31, 2010		28,581,753	$2,858	$1,389,121	0	$0	0	$0	$(176,034)	$(1,151,140)	$64,805

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

Organization and Nature of Business

The Company was incorporated in the State of Arizona on September 4, 1992 as ARX Engineering, Inc.  On October 6, 1992, ARX Engineering, Inc. changed its name to Western States Engineering and Construction, Inc.  On June 20, 2006, the Company changed its name to International Silver, Inc. in connection with its new business plan of acquisition of exploration properties, along with  providing engineering services.

Further, on July 14, 2006, the Company amended its Articles of Incorporation to reflect the Board’s decision to expand its authorized common stock from 1,000 shares to 500,000,000 to accommodate future equity financing.

The business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America.  The Company will initiate an intensive reconnaissance and exploration program around the Prince Mine and Pan American properties located in Nevada, to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition.  The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

Key Mineral Properties

Prince Mine and Pan American  Mine Properties, Lincoln County, Nevada

The Company recently entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA.  The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore.   Past production from the mine, which last operated in 1951, amounts to 3.6 million ounces of silver, 68 million pounds of lead, 110 million pounds of zinc and 17 thousand ounces of gold from 1.2 million tons of ore. Past production was from both underground and surface operations which exploited bedded replacements of limestone units within the Cambrian stratigraphic section.

The Company has also entered into another lease/purchase agreement to acquire the historic Pan American Zinc/Silver Mine and the Caselton Concentrator in Pioche/Comet Mining District of Lincoln County, Nevada, USA.  The Pan American Zinc/Silver Mine last operated as a Joint Venture between Bunker Hill and the Anaconda Corporation.  Ore was mined underground as a rate of 2,000 tons per day using bulk mining via a haulage ramp decline with a 7% dip along the dip of the orebody.  Past production from the mine, which last operated in 1979, amounted to 5.0 million tons of ore containing 13 million ounces of silver, 68 millions pounds of lead, 150 million pounds of zinc and 94 thousand ounces of gold.  Past production was from bedded replacements of limestone units within the Cambrian sections of the Combined Metals Bed, the same structure mined and present at the Prince Mine 12 miles away.

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

It is the intention of the company to maintain the claims and to continue with exploration on this project.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of International Silver, Inc. and its subsidiary Western States Engineering, Inc.  for the twelve months ended December 31, 2010.  For the twelve months ended December 31, 2009, the financial statements include International Silver, Inc. and its subsidiaries Western States Engineering, Inc, and Metales Preciosos Atlas, S.A de C.V.  During 2009, the Company closed its Hermosillo, Sonora, Mexico exploration office.  The entity had no assets nor obligations on its books at December 31, 2009. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Recent Accounting Pronouncements

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’ opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements.  At December 31, 2010 there were no recent accounting standards that apply to the Company activities.

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

Concentrations and Economic Vulnerability

Concentrations and economic vulnerability include reliance on related parties. During the year 2010, 100% of the revenue was realized from a related party.

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

Accounts Receivable

Accounts receivable are stated, net of an allowance for uncollectible accounts.  At December 31, 2010 and at December 31, 2009, there were no trade receivables, only related party receivables of $15,919 and $17,707, respectively.  No allowance for uncollectible accounts was established, as management deem the accounts as fully-collectible.

Investments

Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exists.   If the investor owns at least 20% of its common stock, then significant influence is assumed.  If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized.  At December 31, 2010 and December 31, 2009, the Company held securities “available for sale” that were reported under the Fair Value method.

At December 31, 2010, the Company held 25,000 shares of Atlas Precious Metals Inc. common stock, whose value was considered impaired. Refer to Note D – Investment in Securities for further discussion.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At December 31, 2010 and December 31, 2009, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets

The company adheres to ASC 360-10-20, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.  At March 31, 2010, the Company incurred an impairment loss on mining property, as disclosed in Note D – Investment in Securities.

Revenue Recognition and Production Costs

Revenue is totally from engineering consulting services.  At December 31, 2010, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  On November 1, 2010, the Company adopted and granted incentive stock options to its directors, employees and key consultants.

Income Taxes

The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes.  ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates.  Income tax information is disclosed in Note G - Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax assets are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.   Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

There were no interest cash payments for the year ended December 31, 2010 and only a minimal amount for the year ended December 31, 2009.   “Non-cash" investing and financing transactions during the reported periods related primarily to the sale of mining property in exchange for shares of common stock, as discussed in Note D – Investment in Securities and financing costs attributed to procure of debt financing, as discussed in Note F – Short-Term Debt

Comprehensive Income

ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  On December 31, 2010 and December 31, 2009, the Company did not have any material items of comprehensive income.

Derivative Instruments

The Company revalues derivative liabilities as of each balance sheet date, and otherwise complies with the provisions of ASC 815-10.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  In 2009, the Board of Directors of the Company approved a resolution for the stock issuance to officers and employees to recognize the cost of employee services.  The Company adopted an incentive stock option plan on November 1, 2010, which is accounted for pursuant to ASC 718.

Note C – Prepaid Expense

Prepaid expenses encompass, two mineral property leases, which are treated as operating lease, pursuant to FASB ASC 840-20.  Disclosure of lease terms is explained in Note D – Mining Properties.  At December 31, 2010, prepaid expenses were comprised of the following:

	December 31, 2010	December 31, 2009

Prepaid lease - Prince Mine	$42,467	$0

Prepaid lease - Pan American Mine	36,712	0

Prepaid – Other	1,351	966

Total Prepaid Expense	$80,530	$966

Note D – Mining Properties

Estrades Mine – Quebec, Canada

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

On March 31, 2010, the Company reviewed its mineral holdings and determined that the 70% interest in the Estrades Mine valuation was impaired, as it had not been operational for several years and future positive cash flows determined on a discounted cash flow method could not be ascertained, consequently recorded an impairment of $15,000 on that date.

During March, 2010, the Company negotiated the terms in a contract for the sale of the Estrades Mine in exchange for 6,000,000 shares of common stock in Continental Mining and Smelting Limited. As of December 31, 2010, the finalization of the contract was pending the issuance of stock from Continental Mining and Smelting Limited.

Prince Mine

On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA.  The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore.   Past production from the mine, which last operated in 1951, amounts to 3.6 million ounces of silver, 68 million pounds of lead, 110 million pounds of zinc and 17 thousand ounces of gold from 1.2 million tons of ore. Past production was from both underground and surface operations which exploited bedded replacements of limestone units within the Cambrian stratigraphic section.

The five-year lease requires annual lease payments of $50,000 payable annually on each anniversary date from the date of the lease agreement.  Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease.  Future minimum lease payments are as follows:

Year 2011 -	$ 50,000
Year 2012 -	$ 50,000
Year 2013 -	$ 50,000
Year 2014 -	$ 50,000
Total	$200,000

For the twelve months ended December 31, 2010, lease expense on the Prince Mine lease was $7,534.

Should the Company exercise the purchase option, the total purchase price shall be $2,750,000, less any amounts paid as advance/lease payments.  The initial payment is due within 30 days of the option exercise.  Installment payments are as follows:

No. 1 - Initial payment	$ 687,500
No. 2 - 1st anniversary of exercise	$ 687,500
No. 3 - 2nd anniversary of exercise	$ 687,500
No. 4 - 3rd anniversary of exercise	$ 687,500

Prepayment of all or any portion thereof, are not subject to penalty.

Pan American Mine

On December 21, 2010, the Company entered into another lease/purchase agreement to acquire the historic Pan American Zinc/Silver Mine and the Caselton Concentrator in the Pioche/Comet Mining District of Lincoln County, Nevada, USA.  The Pan American Zinc/Silver Mine last operated as a Joint Venture between Bunker Hill and the Anaconda Corporation.  Ore was mined underground as a rate of 2,000 tons per day using bulk mining via a haulage ramp decline with a 7% dip along the dip of the orebody.  Past production from the mine, which last operated in 1979, amounted to 5.0 million tons of ore containing 13 million ounces of silver, 68 millions pounds of lead, 150 million pounds of zinc and 94 thousand ounces of gold.  Past production was from bedded replacements of limestone units within the Cambrian sections of the Combined Metals Bed, the same structure mined and present at the Prince Mine 12 miles away.

The lease is for a twelve-month period, with an initial option payment of $40,000 paid on the date of the lease agreement, thereafter monthly lease payments of $10,000 are due, commencing April 21, 2011.   Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease.  Future minimum lease payments are as follows:

      April - December, 2011        $80,000

For the twelve months ended December 31, 2010, lease expense on the Pan American Mine lease was $3,288.  The Company is obligated to pay property taxes and claim maintenance fees for the duration of the lease.

Leviathon Project

On August of 2010, the Company paid its annual maintenance fees to the Bureau of Land Management (BLM) on its mining claims.  The Company expenses these maintenance fees in the year paid.

Note E – Investment in Securities

In 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property   As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc.  These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company.

At December 31, 2010 and December 31, 2009, the carrying value of these securities was considered impaired and have no value at the end of each respectively accounting period.

On March 3, 2010, the Company signed a sales agreement with Continental Mining and Smelting, Limited, conveying its 70% interest in the Estrades Mine located in Quebec, Canada in exchange for 6,000,000 shares of Continental’s common stock (refer to Note D - Mining Properties).    At December 31, 2010, the value of the stock could not be determined, as Continental Mining and Smelting Limited, is a newly-organized private company, still in the formation process.

At December 31, 2010, the Company held the following securities:

		Share	Fair
	No. of shares	Price	Value
Common Stock:
Available for Sale Securities -
Continental Mining and Smelting, Limited	6,000,000	$0.0000	$0
Atlas Precious Metals Inc.	25,000	$0.0000	$0

Note F – Short-Term Debt

On December 21, 2010, the Company obtained a convertible note in the amount of $75,000 from Tintic Standard Gold Mines, Inc.   This bridge loan was made in contemplation of the Company obtaining $2,000,000 in equity financing from other independent third-parties.

Stated interest for the ninety-day period is $10,000 and as additional consideration, the holder was granted fifty thousand shares of our common stock on December 31, 2010.  These shares shall be “restricted” shares and bear “piggyback and demand registration” rights.

Terms of the note state that payment of principal, plus accrued interest shall be payable ninety days from the date of the note.  If the company elects to extend the loan, interest will accrue at $10,000 per quarter (53% annual interest rate) and as additional consideration, we the Company shall grant Tintic Standard Gold Mines, Inc. twenty-five thousand shares of our common stock, for each quarter extended, under the same restrictions.

Tintic Standard Gold Mines, Inc. has the option to convert the note into shares of common stock of International Silver, Inc. prior to the maturity date or at maturity.

The Holder shall be entitled to receive, 1) prior to maturity date –principal, plus unpaid interest converted at ninety (90%) percent of the offering price of the Maker’s most recent equity offering or 2) at the maturity date, by $0.30.

Outstanding convertible instrument

On December 21, 2010, the Company opted for a short-term loan until its contemplated equity financing is finalized.  The terms of the derivative transactions are as follows:

The number of shares of the Maker that Holder shall be entitled to receive upon such conversion shall be determined as follows: (1) prior to maturity date – by dividing the unpaid balance of the principal sum, plus accrued interest and unpaid interest (the ”conversion factor”), by ninety (90%) percent of the offering price of the Maker’s most recent equity offering.  In the event no offerings of have occurred, the conversion price shall be thirty-five cents ($0.35); or 2) at the maturity date, by dividing the conversion factor by $0.30.

December 31, 2010

Carrying amount	$75,000
Principal amount – liability component	75,000
Amortization	8,333
Unamortized discount	66,667
Net carrying amount	$8,333
Conversion (factor) price	$0.018
No. of shares, if converted	4,166,666
Market Value per share at December 31, 2010	$0.65
Convertible note – if-converted value	$2,708,333
Principal amount	$75,000
Excess of value over principal value	$2,633,333

The effective annual interest rate on the liability component 112%, with interest costs of $8,333 recognized from the inception of the contract, dated December 21, 2010 through December 31, 2010. On April 21, 2010, the note was converted to 499,077 shares of common stock.

Note G - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2010, 2009 and prior years as follows:

Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	$101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	$213,736
Net Operating Loss - Year 2008	237,958
Net Operating Loss carry-forward to Year 2009	$451,694
Net Operating Loss - Year 2009	62,811
Net Operating Loss carry-forward to Year 2010	$514,505
Net Operating Loss - Year 2010	47,369
Net Operating Loss carry-forward to Year 2011	$561,874

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At December 31, 2010 the Company recorded a deferred tax benefit of $203,503, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit.  Deferred tax asset is based on prevailing IRS graduated tax tables which average 32% at December 31, 2010 and December 31, 2009.

Net deferred tax assets consists of the following components:

	December 31, 2010	December 31, 2009

Deferred Tax Asset	$203,503	$172,499
Valuation Account	(203,503)	(172,499)
Net Deferred Tax Asset	$0	$0

At December 31, 2010, The Company had a net operating loss carry-forward of $561,874 for federal income tax purposes that may be offset against future taxable income from years 2011 through 2028.  Our deferred tax benefit is adjusted for interim results, but we simultaneously adjust the allowance for a net zero effect.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note H – Shareholders’ Equity

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

On August 18, 2010, the Company issued 2,000,000 shares of common stock at $0.025 per share in exchange for an outstanding debt of $50,000 owed to a shareholder/officer.

On August 24, 2010, the Company conducted a private placement and issued an additional 2,000,000 shares of common stock at $0.02 per share for $40,000

On December 31, 2010, the Company issued 50,000 shares of common stock in exchange for a convertible note to Tintic Standard Gold, Inc. for $75,000.

At December 31, 2010, the Company had authorized 500,000,000 shares of common stock, 28,581,753 shares had been issued and are outstanding.

Note I – Stock Option Plan

At November 1, 2010, the Board of Directors (“Board”) of the Company authorized the approval of a stock option plan (the “Plan”).  The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates.  The Board authorized the Corporation to issue up to 20% of the total number of outstanding shares of the Company’s common stock as Stock Options.  No vesting will be required.

Pursuant to the Plan, in the case of Incentive Stock Options, the exercise price shall not be less than (i) 100% of the fair market value of one (1) share of common stock on the date the option is granted, or (ii) 110% of the fair market value of one (1) share of common Stock on the date the option is granted if, at that time the option is granted, the participant owns, directly or indirectly more than 10% of the total combined voting power of all classes of stock of the company.    In the case of Non-Statutory Stock Options, the per share price to be paid by the Participant, at the time the option is exercised, shall be determined by the Committee in its sole discretion.

During the year ended December 31, 2010, total stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants under the plan.  On November 1, 2010, stock options for 3,300,000 shares were granted at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant.  All these options were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan. These option grants are fully vested and expire on November 1, 2015.  No options were exercised or forfeited during the year 2010.

Compensation expense has been recorded pursuant to ASC 718 – Compensation – Stock Compensation based on fair value derived by means of applying the Black Sholes (BSM) option-pricing model.  The fair value of each option grant is calculated assuming an expected life of five years, volatility of 823%, an interest rate of 3.5% and a dividend yield of zero.  A summary of the status of the Company’s stock options as of December 31, 2010 and changes during the year then ended, is presented below:

	Year 2010
		Weighted-Average	Contractual
	No. of shares	Exercise Price	Life

Outstanding – Beginning of year	0	$-

Granted	3,300,000	0.20	5.0 years

Exercised	0	-

Forfeited	0	-

Outstanding – End of year	3,300,000	$0.20	5.0 years

Options exercisable at year-end	3,300,000	$0.20	5.0 years

Compensation expense of $396,000 has been recorded for grants awarded for the year ended December 31, 2010.

Note J - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”).  The underlying transactions are with these related parties.  These amounts are unsecured and not subject to specific terms of repayment.

	December 31,	December 31,
	2010	2009
Receivable from Related Parties:

Atlas Precious Metals Inc.	$15,860	$16,731

Arimetco	59	308

Atlas Corporation	0	635

New Edge Corporation	0	33

Total Related Party Receivables	$15,919	$17,707

Atlas Precious Metals Inc. contracts engineering services from International Silver, Inc. related to various engineering services for the Fort Cady project located near Barstow, California.  The balance due from Atlas Precious Metals Inc. at December 31, 2010 and December 31, 2009 are $64,580 and $16,731, respectively.  Other amounts due from various related parties pertain to courier services paid by International Silver, Inc. and reimbursed by these related companies:

	December 31,	December 31,
	2010	2009

Payales to Related Parties:

Atlas Precious Metals Inc.	$11,500	$1,500

Harold R. Shipes	36,589	86,589

American International Trading Co.	0	463

Total Related Party Receivables	$48,089	$88,552

Amounts due to related parties stems from various loans made, prior to 2007, by a shareholder/officer, H.R. Shipes, who principally funded the Company operations prior to the Company going public.  In 2007, the “principal” portion of the loans were paid off, leaving only the accrued interest due the shareholder/officer. No further interest has accrued on this loan indebtedness

On August 18, 2010, the Company reduced its debt by $50,000 with its principal shareholder, H.R. Shipes by issuing two million shares of common stock – Refer to Note H – Shareholders” Equity

The Company also subleases office space from Atlas Precious Metals Inc. at a rate of $500 per month.

Note K- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion based on percentage of floor space occupied.  Rental expenses for the twelve months ended December 31, 2010 was $6,900 and December 31, 2009 was $7,353. In 2009 the Hermosillo exploration office located in the State of  Sonora, Mexico was closed.

Note L – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”.  Exploration costs incurred since inception through December 31, 2010 are $283,922.  Exploration costs incurred for the twelve months ended December 31, 2010 were $16,923 and for the twelve months ended December 31, 2009 were $19,183.

Note M – Correction of Error in Previously Issued Financials Statements

The Company’s previously issued financials statements for the period ended December 31, 2009 have been restated due to a correction of error relating the duplication of reimburseable costs to a related party causing an overstatement of liabilities and understatement of income by $7,143.  Additionally, Other Revenue was reclassified to Other General & Administrative Expense due to the inclusion of reimburseable expenses reflected in Other Revenue in error. The effect of the correction of errors is noted below:

	At December 31, 2009
	Original	Change		Restated
BALANCE SHEET

Liabilities

Due To related Parties	$95,695	$	(7,143)	$88,552

Shareholders’ Equity

Accumulated Deficit	$(855,496)		$7,143	$(848,353)

STATEMENT OF OPERATIONS

Revenues

Other		$1,275	$	(1,275)		$0

Total Revenues		$146,934	$	(1,275)		$145,659

Operating Expenses

All Other General & Administrative		$93,750	$	(8,418)		$85,332

Operating Income/(Loss)	$	(89,469)		$7,143	$	(82,326)

Net Income/(Loss)	$	(89,303)		$7,143	$	(82,160)

Accumulated Deficit – End of period		$(855,496)		$7,143		$(848,353)

Basic and Diluted

Income/(Loss) per Share	$	(0.006)		$0.001	$	(0.005)

STATEMENT OF CASH FLOWS

Net Income/(Loss)	$	(89,303)		$7,143	$	(82,160)

Changes in operating assets and liabilities

(Decrease)/Increase in accounts		$11,401	$	(7,143)		$4,258

payable

STATEMENT OF SHAREHOLDERS’ EQUITY

Net Income/(Loss)	$	(89,303)	$7,143	$	(82,160)

Accumulated Deficit During Exploration

Stage– At December 31, 2009		$(855,496)	$7,143		$(848,353)

Total - Shareholders’ Equity	$	(39,517)	$7,143	$	(32,374)

Note N – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has disclosed all material events that have transpired subsequent to December 31, 2010 up through the issuance date.  This includes the pending investment in securities of Continental Mining and Smelting, Limited as discussed in Note D- Mining Properties.

In addition, subsequent to the issuance of the audited financial statements, the promissory note, with convertible features, as disclosed in Note F – Short-Term Debt, has been extended pursuant to the provisions of that note.

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-K for the year ended December 31, 2010.

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

The table below sets forth our corporate officers and directors:

Name of Service	Age	Position	Term as Director	Period as Director
Harold Roy Shipes	68	President/CEO/Chairman/Director	Two year	9/92 to Present

Herbert E. Dunham	67	Director	Two year	6/06 to Present

Michael S. Harrington	73	Director	Two year	9/07 to Present

John A. McKinney	50	Chief Financial Officer/Executive Vice President

Matthew J. Lang	32	Vice President/Corporate Secretary

Mr. Harold Roy Shipes, Chairman/President/Chief Executive Officer. Mr. Shipes has been our President/Chief Executive Officer since April 13, 1999, and our co-founder and Chairman of the Board since 1992. From 1992 until December 2010, Mr. Shipes provided us with engineering services, specializing in mining related engineering projects. Including his affiliation with us, Mr. Shipes has over 38 years experience in the mining industry in senior management positions with companies around the world and has worked extensively in copper, zinc and precious metals, as well as engineering, construction and project development, as follows:

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

Family Relationships

One of our officers and director are related to one another.  John A. McKinney, our Executive Vice-President/Chief Financial Officer, is the son-in-law of Harold R Shipes, our Chief Executive Officer/Chairman of the Board. Apart from that relationship, there are no family relationships between or among any of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person in which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

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

d. Board of Director Meetings.

During 2010, all but one of the eight board resolutions were adopted in lieu of actual board member meetings.  All three board members, Harold R. Shipes, Michael Harrington and Herbert E. Dunham approved the resolutions.  On November 1, 2010, the Board met and approved the adoption of a stock option plan.

During 2009, three board resolutions were adopted during the year in lieu of actual board member meetings.  All three board members, Harold R. Shipes, Michael Harrington and Herbert E. Dunham approved the resolutions.

e. Annual Shareholder Meetings

During 2010, there was no annual shareholder meeting.  We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance.

Item 11 Executive Compensation

The following table sets forth the total compensation currently being paid by us for services rendered by our executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts($)	All Other Compensation ($)
H. Roy Shipes	2009	0	0	0	10,000	0	0	0
President and Chief Executive Officer	2010	0	0	0	0		0	60,000
John A. McKinney	2009	0	0		10,000	0	0	0
Executive Vice President and Chief Financial Officer	2010	0	0	0	0	0	0	60,000
Matthew J. Lang	2009	0	0	0	10,000	0	0	0
Vice President, Secretary	2010	0	0	0	0	0	0	60,000

Employment Agreements, Termination of Employment and Change-in-Control Arrangement

There are no employment agreements between any member of our management and us. There are no changes of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.

Management Compensation

In 2010, there was no direct cash compensation paid to the Company’s management, although they were each granted incentive stock options on November 1, 2010.   The three officers of the Company were each granted 500,000 shares of the Company’s common stock with an assigned fair value of $0.12 per share or $60,000 each.

In 2009, our management received shares in the Company’s common stock as compensation for past services.

Board Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Harold R. Shipes	2009			$10,000					$10,000
Harold R. Shipes	2010				$60,000				$60,000
Herbert E Dunham	2006			$5,000					$5,000
Herbert E. Dunham	2009			$1,000					$1,000
Herbert E. Dunham	2010				$12,000				$12,000
Michael Harrington	2007			$4,000					$4,000
Michael Harrington	2009			$1,000					$1,000
Michael Harrington	2010				$12,000				$12,000

In 2010, the Board of Directors approved a resolution to adopt a stock option plan for its directors, officers, key employees and consultants for the purpose of providing an incentive through equity participation in the Company and by rewarding those who contribute towards the achievement by the Company of its long-term economic objectives.   On November1, 2010, options for 700,000 common shares, valued at $84,000 were granted to its directors.  The option exercise price is $0.20 per share.

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

NAME AND ADDRESS	TITLE	CLASS OF SECURITIES	TOTAL SHARES OWNED	PERCENTAGE

Harold Roy Shipes and his wife, Eileen Shipes* 11251 E. Camino Del Sahuaro Tucson, AZ 85749	Chief Executive Officer/Chairman of the Board	Common	6,313,613	22.1%

John McKinney and his wife, Lynette McKinney** 12509 E. Jeffers Place Tucson, AZ 85749	Executive Vice President/Chief Financial Officer	Common	4,904,000	17.2%

Matthew Lang 9526 E. Corte Puente Del Sol Tucson, AZ 85748	Vice President /Secretary	Common	3,000,000	10.5%

Herbert E. Dunham 6555 E. Via Cavalier Tucson, AZ 85715-4732	Director	Common	192,000	.7%

Michael Harrington 14190 E. Caly Avenue Aurora, CO 80016	Director	Common	200,000	.7%

TOTAL			14,609,613	51.2%

* Shares held as community property.
** Shares held as joint tenants in the entirety.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 28,581,753 shares of common stock outstanding as of the date of this registration statement.

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

Indebtedness to our Chief Executive Officer , Roy Shipes

As of December 31, 2010, we owe our Chief Executive Officer, Harold R. Shipes, a total of $36,589 of which is accrued interest of $29,748 from various loans made in earlier years, with the balance representing business expenses incurred on behalf of the Company

As of December 31, 2009, we owe our Chief Executive Officer, Harold R. Shipes, a total of $86,589 of which is accrued interest of $79,748 from various loans made in earlier years, with the balance representing business expenses incurred on behalf of the Company.

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

Stock Issuances to Directors

In 2010, Harold R. Shipes was issued 8,000,000 shares of common stock in exchange for reduction in company indebtedness to him.

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

Item 14 Principal Accountant Fees and Services

Principal Accountant Fees and Services

Audit Fees

Audit fees paid to our independent auditors, Seale and Beers, CPA’s in 2010 were $11,080.

Audit fees paid to Moore and Associates, Chartered in 2009 were $6,800 and $2,000 to our successor auditors, Seale and Beers, CPA’s.   During 2009, the Securities Exchange Commission advised us that Moore and Associates, Chartered, was not in compliance with appropriate auditing standards and procedures and their license to practice under the auspices of the Public Company Accounting Oversight Board (PCAOB) was revoked.   Pursuant to SEC requirements, the Company filed the appropriate 8-K filing and has contracted with Seale and Beers, CPA’s to reaudit the Company’s financial records for the Year 2008 at a cost of $5,000.

Tax Fees

No such fees were paid to Seale and Beers, CPA’s at any time.

All Other Fees

No such fees were paid to Seale and Beers, CPA’s at any time

PART IV

Item 15 Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit23(a):	Consent of Seale and Beers, CPA’s dated April 20, 2011

Exhibit31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

Dated: April 20, 2011	By:	/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	April 20, 2011
Harold R. Shipes	Principal Executive Officer Chief Executive Officer

/s/Herbert E Dunham	Director	April 20, 2011
Herbert E Dunham

/s/ Michael Harrington	Director	April 20, 2011
Michael Harrington

/s/John A. McKinney	Chief Financial Officer	April 20, 2011
John A. McKinney	Principal Accounting Officer Executive Vice President

/s/ Matt J. Lang	Secretary/Vice President of Administration	April 20, 2011
Matt J. Lang

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Inapplicable.  We have not provided an annual report to our security holders and we have never filed a Proxy Statement.