Form 10-K/A
period 2010-12-31
INTERNATIONAL SILVER INC
filed 2011-05-06
CIK 1419482

10-K 1 islv_10k.htm FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K /A
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

PART I

This annual report of Form 10-K/A is being filed as an amendment to our Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 25, 2011.  This amendment reflects changes in Part II, Item 5, Options, Sales of Unregistered Securities. Part III, Item 10, Directors, Executive Officers and Corporate Governance. Part III, Item 11, Executive Compensation. Part III, Item 12, Security Ownership. Part III, Item 13 Certain Relationships and Related Transactions. No other information in the Form 10-K, as initially filed, has been updated.  Currently dated Exhibits 31.1, 31.2, 32.1 and 32.2, signed by the principal executive and financial officer, are included in this filing.

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

Available Information.

Item 1A. Risk Factors.

An investment our securities involved a high degree of risk, and you should only consider an investment in our securities if you can afford to sustain the loss of your entire investment.  You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report on Form 10-K, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Risks Related to our Business Activities.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2010, we have an accumulated deficit of $1,327,174. We are an exploration stage enterprise and have generated nominal revenue during our exploration stage.  Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $4.5 million of financing, we will be unable to pursue our business plan and operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.   Further, if we raise funds through the sale of our equity securities, our shareholders will suffer significant dilution.

Because we lack an operating history and have had virtually no operations, our internal controls and reporting systems may have material weaknesses which may result in material risks of which we are unaware remaining unreported or undisclosed.

Our operating history since the inception of our new business plan in 2006 has consisted of preliminary exploration activities and non-income-producing activities. In addition, our management has not devoted its full time to our business and operations.  Accordingly, our internal institutional structures are weak, and we have limited internal controls and reporting systems.  This means we may be unable to detect and report material risks and weaknesses in or to our business and operations.   If a material adverse contingency that had remained undetected and undisclosed due to the weaknesses described above occurred, this lack of disclosure would limit your ability to plan for such an event and could have a material adverse effect on our business and results of operations and on your investment in us.

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

Fluctuations in the market price for silver may affect both the value of our assets and the market price of our stock.

Silver is a commodity and its price is very volatile.  Our ability to raise funds and the price and terms on which we are able to raise funds may be affected by the both the volatility in the price of silver and the investment community’s  perception of the future price of silver.  Such changes could affect both the value of our assets and the price of our stock.

We are subject to risks applicable to mining operations.

Mining operations inherently imply certain risk of which investors should be aware, as follows:

●
World-wide economic cycles influence prices of base and precious metals.  As economies recede, demand for these commodities may decline, which may negatively impact the supply and demand ratio, causing prices to respond accordingly.  The cash flow generated by mining activities is dependent on price levels of the metals produced.  Future world-wide economic cycles may cause prices to vary outside assumed parameters in cash flow models which include certain price assumptions.

●	Ore grades vary within ore bodies. Lower grades than predicted might negatively impact cash flow since less metal may be produced from specific ore blocks.
●
Our economic performance is dependent upon production of the predicted and planned tonnage and grade from the mine.  Ground conditions in underground mines can cause fluctuation of tonnage production from that planned.  Lower tonnage from that planned would imply less metal production, and would negatively impact cash flow.

●
Economic performance of the mining operation is dependent on sales of the mine production.  While both base and precious metals are commodities that are sold world-wide, they still must be sold.  Failure to maintain an orderly market for the products would cause an interruption to cash flow until the production is sold.

●	The regularity of cash flow is dependent upon a regular sales program which has not been finalized by us.
●	Smelting costs fluctuate over time.
●	Transportation of concentrates and final metals produced to the market is subject to weather interruption.
●	The start date of mining operations may be impacted by delays in the various permits required by government agencies.

Because we are an exploration stage company, we have no mining operations, and our future operations are subject to substantial risks, we may never be successful in conducting any future mining operations.
We have a limited operating history on which to base an evaluation of our business and prospects.

We are not a mining company, but rather a beginning stage exploration company. We will be unable to generate revenues or make profits, unless we actually mine deposits, if any actually exist.
Although we were incorporated in 1992 and continue to perform engineering services, acquired the Leviathan Mine in 2007 and gained control of the Prince Mine in 2010, we are still in the exploratory stage due to our change in business plans and have little operating history and have incurred losses during the exploratory period.  We have never had any revenues from exploration or mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future, which will require us to raise funds to cover our ongoing costs. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful in implementing our current business plan and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We lack an operating history in our current business plan and we have losses, which make it difficult for you to evaluate whether we will be able to continue our operations or ever be profitable.
We have no history of mining operations.

In June 2006, we began our current business plan of conducting exploration for silver and other minerals — our short operating history has consisted of preliminary exploration activities and non-income-producing activities. Accordingly, we have no adequate operating history for you to evaluate our future success or failure.
We have no history of mining operations, and there is no assurance that it will successfully operate profitably or provide a return on investment in the future. The costs, timing and complexities of mine construction and development are increased by the remote locations of our properties. It is common in new mining operations to experience unexpected problems and delays during construction, development, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations or that we will profitably produce metals at any of its properties. Other factors mentioned in this section entitled “Risk Factors” may also prevent us from successfully operating a mine.

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

We carry only limited property and casualty insurance which may expose us to liabilities that will negatively affect our financial condition.

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

We may be unable to successfully manage our growth, and we currently have limited management systems and resources available to us to manage any such potential growth.

We are in the process of expanding our operations and anticipate that significant expansion of our operations will be required in order to address potential market opportunities.  This potential growth will place a significant strain on our management, operational and financial resources.  We expect to add additional key personnel in the near future.  Increases in the number of employees will place significant demands on our management.  In order to manage the expected growth of its operations, we will be required to expand existing operations, particularly with respect to mining personnel, to improve existing procedures and controls, including improvement of our financial and other internal management systems, on a timely basis.

Further, our management will be required to establish and maintain relationships with various third parties and to maintain control over our strategic direction in a rapidly changing environment.  There can be no assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that our management will be able to manage and exploit existing and potential market opportunities successfully.  If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We may be unable to obtain funds for our operations.

We may not have adequate funds to complete the acquisition and initiate and achieve operations of any or our present or proposed properties.  Implementation of our plan to develop these properties is dependent upon receiving financing, for which there are no assurances.  If we are unable to obtain financing, we may have to curtail, delay or cease operations, which will negatively affect the value of an investment in our securities.  Unless we are able to generate revenue from our operations, we may be unable to obtain traditional bank financing on reasonable terms, if at all, and we may be limited to equity-based offerings, which is likely to dilute the interest of our stockholders.  Further, there is no assurance that we will be successful in obtaining financing through debt or equity offerings, on commercially reasonable terms or at all.  Any of these eventualities would have a material adverse effect on our business and operations.

There are uncertainties regarding development of the mining properties.

Any mining operations we undertake will involve substantial development. We may encounter various technical and control problems during our development of mining operations.  No assurance can be given that any of our proposed mining operations will not involve a longer period of time or the expenditure of a greater amount of funds and other resources than is presently contemplated.  Such technical or operational problems may negatively impact the economic performance of the project.

Our operations are subject to extensive governmental regulation.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

Although we believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Land reclamation requirements for exploration properties may be burdensome and may divert funds from our exploration programs

Although variable, depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies, as well as companies with mining operations, in order to minimize long term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance land forms and vegetation. In order to carry out reclamation obligations imposed on us in connection with its mineral exploration, we must allocate financial resources that might otherwise be spent on further exploration programs.

Because of the inherent dangers involved in mineral exploration and exploitation, there is a risk that we may incur liability or damages as we conduct our business.

The search for and exploitation of valuable minerals involves numerous hazards. In the course of carrying out our operations, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in us.

Foreign investments and operations are subject to numerous risks associated with operating in foreign jurisdictions.

We may seek to have mining, development or exploration activities in Mexico. Foreign mining investments are subject to the risks normally associated with the conduct of business in foreign countries. The occurrence of one or more of these risks could have a material and adverse effect on our profitability or the viability of its affected foreign operations, which could have a material and adverse effect on our future cash flows and earnings (if any), as well as results of operations and financial condition.

Risks may include, among others, labor disputes, invalidation of governmental orders and permits, corruption, uncertain political and economic environments, sovereign risk, war (including in neighboring states), civil disturbances and terrorist or drug-gang actions, arbitrary changes in laws or policies, the failure of foreign parties to honor contractual relations, corruption, foreign taxation, delays in obtaining or the inability to obtain necessary governmental permits, opposition to mining from environmental or other non-governmental organizations, limitations on foreign ownership, limitations on the repatriation of earnings, limitations on gold exports, instability due to economic under- development, inadequate infrastructure and increased financing costs. In addition, the enforcement by us of our legal rights to exploit its properties may not be recognized by the government of Mexico or by its court system. These risks may limit or disrupt our operations, restrict the movement of funds or result in the deprivation of contractual rights or the taking of property by nationalization or expropriation without fair compensation. The economy and political system of Mexico should be considered by investors to be less predictable than those in countries in which the majority of investors are likely to be resident. The possibility that the current, or a future, government may adopt substantially different policies, take arbitrary action which might halt production, extend to the re-nationalization of private assets or the cancellation of contracts, the cancellation of mining and exploration rights and/or changes in taxation treatment cannot be ruled out, the happening of any of which could result in a material and adverse effect on our results of operations and financial condition.

We face competition in many areas of our business.

We will compete with other companies engaged in the mining industry, most of which are larger than us.  Therefore, we will face substantial competition in connection with the hiring and retaining of highly qualified mining, metallurgical, financial and administrative personnel, which creates a high degree of risk.  Among our competitors are BHP/Billeton and Phelps Dodge, as well as numerous other foreign and domestic companies in the mining business.  Many of these competitors are well established, have substantially greater financial and other resources than we have, and have an established reputation for success in mining that will be competitive with our operations.

In addition, the mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future.

Accordingly, there can be no assurance that we will be able to compete successfully with other companies or that we will ever achieve profitability.

SPECIFIC RISKS RELATING TO THE COMPANY AND OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter OTC QB market under the symbol "ISLV". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do not carry limited directors and officer’s liability insurance. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to provide directors and officers liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We are effectively controlled by our management.

Our senior management owns in the aggregate a majority of our outstanding common stock.  Accordingly, they will be able to elect our entire board of directors, and to take action requiring stockholder approval without the vote of other stockholders, subject to governing laws, rules and regulations.  Investors in the Company will thus have little ability to influence our business or operations.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of additional shares of preferred stock could adversely affect the rights of holders of our common stock. Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.
A sale of a substantial number of shares of our common stock may cause the price of its common stock to decline.

If our stockholders sell substantial amounts of the Company’s common stock in the public market, the market price of its common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our issuance of shares of common stock to management at a price below market value may affect our financial statements.

During 2009, we issued 3,200,000 shares of common stock to our officers.  In our financial statements we reflected the compensation at $0.01 per share, which reflected a discount from the quoted price of $0.40 per share.  At the time of the grant, October 6, 2009, there had been no reported trading in our common stock approximately six months prior to the issuance of the shares.  Although we believe that the valuation is reasonable in view of the absence of any trading in our common stock for the six months prior to issuance, in the event that the SEC disagrees with our conclusion, it may be necessary for us to restate our financial statements, which would have the effect of increasing our loss for 2009.

Because we restated our financial statements in 2009, investors may lack confidence in our ability to present financial information and it may be difficult for us to raise funds for our operations.

We restated our financial statements for the year ended December 31, 2009 and if the SEC disputes our valuation of shares issued to related parties, we may be forced to further restate our financial statements for 2009.  Potentially, any need to restate our financial statements would reflect the inadequacy of our disclosure controls and our controls over financial reporting and may impair our ability to raise funds we require for our operations and may otherwise impair our operations and our relationships with our investors.   Further, we cannot assure you that further restatements for other reasons will not be required.

Efforts to comply with securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

The SEC requires us, as a reporting company, to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K.   Although our chief executive officer and chief financial officer, neither of which is an accountant, have concluded that our financial controls are effective, we cannot assure you that, if our controls were reviewed by our independent registered accounting firm, such firm would reach the same conclusion.  We have not engaged any independent firm to evaluate our internal controls or to make recommendations with respect to internal controls.  If our auditors are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, especially in view of our need to restate prior financial statements, which could result in a decrease in the value of our securities.  We cannot assure you that we will be able to adequately address in a timely manner any internal controls issues in a timely manner. Further, although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor’s attestation if our public float exceeds $75 million.  Regardless of whether we are required to receive an attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, especially in view of our need to restate financial statements for the years ended December 31, 2009, potential investors may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer

Our common stock is thinly traded and the market price of our common stock is very volatile, leading to the possibility of its value being depressed at a time when you may want to sell your shares.

Our stock is quoted on the OTC QB, the middle tier of the OTC market.  It had previously been quoted on the OTC Bulletin Board and the OTC Pink.  The OTC QB is not a stock exchange.  There is not an active market for our common stock.  There may be many periods, some of significant duration, in which there is no or insignificant trading volume in our common stock. The absence of any significant activity can result in a very volatile stock.  When there is little trading activity, the purchase or sale of a relatively small number of shares could result in a disproportionate change in the stock price.  In addition, numerous other factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons.  Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transaction in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires: that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information

Our common stock is quoted on the OTCQB under the trading symbol ISLV.  The following table sets forth, for 2009 and 2010, the quarterly high and low bid prices for our common stock in the over-the-counter market.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$1.00	$0.05	$1.00	$0.01
Second Quarter	0.52	0.02	0.40	0.01
Third Quarter	0.15	0.03	0.40	0.40
Fourth Quarter	1.01	0.07	1.00	0.03

Holders

As of December 31, 2010, there were 78 shareholders of record.

Transfer Agent
Our transfer agent is Island Stock Transfer, 100 Second Avenue South, St. Petersburg, Florida 33701, telephone (727) 289-0010.

Dividends

We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 1, 2010, our Board of Directors authorized the approval of a stock option plan., which was amended on May 5, 2011. The plan, which covers 3,800,000 shares, has not been approved by the stockholders.  The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. The Board authorized the Corporation to issue up to 20% of the total number of outstanding shares of the Company’s common stock as Stock Options. No vesting will be required.

Pursuant to the Plan, in the case of Incentive Stock Options, the exercise price shall not be less than (i) 100% of the fair market value of one share of common stock on the date the option is granted, or (ii) 110% of the fair market value of one share of common Stock on the date the option is granted if, at that time the option is granted, the participant owns, directly or indirectly more than 10% of the total combined voting power of all classes of stock of the company. In the case of Non-Statutory Stock Options, the per share price to be paid by the Participant, at the time the option is exercised, shall be determined by the Committee in its sole discretion.

During the year ended December 31, 2010, total stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants under the plan. On November 1, 2010, stock options for 3,300,000 shares were granted at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. The options granted to employees were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan.; provided, that the treatment of the options as incentive stock options is subject to shareholder approval of the plan.  Options granted to non-employees are non-qualified stock options.  These option grants are fully vested and expire on November 1, 2015. No options were exercised or forfeited during the year 2010.

Except for the plan described above, we have not established an option plan or any other equity  compensation plan except for the following option plan.

Miscellaneous Rights and Provisions

Holders of our common stock have no preemptive rights. Upon our liquidation, dissolution or winding up, the holders of our common stock will be entitled to share ratably in the net assets legally available for distribution to shareholders after the payment of all of our debts and other liabilities. All outstanding shares of our common stock are, fully paid and non-assessable. There are not any provisions in our Articles of Incorporation or Bylaws that would prevent or delay change in our control.

Purchasers of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock during 2010 or 2009.

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

In October, 2009, the Board of Directors approved a resolution to compensate its directors and employees for services rendered to the Company. On October 6, 2009, we issued 3,550,000 shares of our common stock to the Directors of our Company and to its employees for services rendered. Harold Shipes, John McKinney and Matthew Lang  each received 1,000,000 shares. Michael Harrington, Herbert Dunham, Daniel Dominguez, Harrison Mattson and Danielle Lang each received 100,000 shares. Alexander Makaron received 35,000 and  Viviana Medina received 15,000.

On January 21, 2010, the Company cancelled 30,000 shares of common stock previously issued to a third-party in exchange for the Tecoma mining property, when the property reverted back to its original owners.

On March 1, 2010, the Company purchased a 70% interest in the Estrades Mine, from a related party, in exchange for 6,000,000 shares of its common stock, at a share price of $0.0025 per share.  The property is carried on our books on a fair value of the equity instrument issued basis. The value allocated to the acquired property is based on a 97.5% discount from the market price on the date of the transaction ($0.40 per share) based on the number of shares issued to the related party and the minimal trading volume of the common stock.

On August 18, 2010, the Company issued 2,000,000 shares of common stock at $0.025 per share in exchange for an outstanding debt of $50,000 owed to Harold R. Shipes, director/officer.

On August 24, 2010, the Company conducted a private placement and issued an additional 2,000,000 shares of common stock at $0.02 per share for $40,000. Cork Investments, Inc. and Ron Nash, were each issued 1,000,000 shares of common stock.

On December 21, 2010, we issued a 90-day convertible note to Tintic Standard Gold, Inc. in the principal amount of $75,000.  As consideration for the issuance of the note, we issued 50,000 shares of common stock to Tintic Standard Gold. We agreed to issue an additional 25,000 shares to Tintic to extend the note for an additional 90 days.  On April 25, 2011, the note was converted into 474,077shares of common stock.  A total of 499,077 shares were issued, including the 25,000 shares for the note extension.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended for the offer and sale of the above shares. We believed that Section 4(2) was available because: (a) there was no general solicitation in the offer or sale; (b) all purchasers were accredited investors; (c) we placed restrictive legends on the certificates representing these securities issued to the accredited investors stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale; and (d) the offer and sale did not involve a public offering.

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

We cannot meet these requirements from our operations.  We intend to seek to finance these activities through the sale of our equity securities.  We cannot assure you that we will be able to raise sufficient funds, if any, through the sale of our equity securities, and our inability to raise these funds will impair our ability to develop our business.  Further, any sale of equity securities is likely to result in significant dilution to our shareholders.

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

An analysis of the major components of our results of operations is, as follows:

Revenues - In the year ended December 31, 2010, revenues were $63,660, representing a 56% decrease or $82,000 from $145,659 in revenues for the year ended December 31, 2009. The decrease in revenues stems partly from the non-recognition of $48,720 in billings due to the uncertainty of collectability of receivables due from a related party, with the remainder resulting from decreased third-party engineering services.

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

Our ability to complete any of the activities described under “Plan of Operations” require significant funding.  We do not presently have any commitment for portion of the funding, and we cannot assure you that we will be able to obtain any funding or that the terms on which funding may be available will be acceptable.  To the extent that we are able to raise funding for a portion of our needs, we will have to allocate such funding among the projects, and we may not be able to complete any of these projects.  If we are able to raise limited funding, it may result in significant dilution to our shareholders.  Further, our use of proceeds may be determined by the investors based on their priorities, which may be different from our priorities.

Item 7A Quantitative and Qualitative disclosures About Market Risk

Not applicable.

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

For the Year Ended December 31, 2010

And

For the Year Ended December 31, 2009

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

Reclamation and Remediation Costs (Asset Retirement Obligations)
The Company has adopted ASC 410-20 - Asset Retirement Obligation wh ich addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Since the Company’s activities are in the exploration and feasibility stage, there is no legal or contractual obligation for reclamation or remediation of our mines or mining interests. As a result, the adoption of ASC 410-20 does not currently have a material impact on our financial position, results of operations or cash flows.

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

Income Taxes

The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes. ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note G - Income Taxes.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

There were no interest cash payments for the year ended December 31, 2010 and only a minimal amount for the year ended December 31, 2009. “Non-cash" investing and financing transactions during the reported periods related primarily to the sale of mining property in exchange for shares of common stock, as discussed in Note D – Investment in Securities and financing costs attributed to procure of debt financing, as discussed in Note F – Short-Term Debt.

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

Year 2011 -	$50,000
Year 2012 -	$50,000
Year 2013 -	$50,000
Year 2014 -	$50,000
Total	$200,000

For the twelve months ended December 31, 2010, lease expense on the Prince Mine lease was $7,534.

Should the Company exercise the purchase option, the total purchase price shall be $2,750,000, less any amounts paid as advance/lease payments. The initial payment is due within 30 days of the option exercise. Installment payments are as follows:

No. 1 - Initial payment	$687,500
No. 2 - 1st anniversary of exercise	$687,500
No. 3 - 2nd anniversary of exercise	$687,500
No. 4 - 3rd anniversary of exercise	$687,500

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors and our executive officers consist of the persons named in the table below. Directors are elected at our annual meeting of Shareholders. Vacancies on our Board of Directors may only be filled by the majority vote of the remaining Directors. Each director holds office for a period of one year until the next annual meeting of shareholders and until his successor has been elected. Our bylaws provide that we have at least one director.

The table below sets forth our corporate officers and directors:

Name of Service	Age	Position	Director Since
Harold Roy Shipes	68	President/CEO/Chairman/Director	9/92

Herbert E. Dunham	67	Director	6/06

Michael S. Harrington	73	Director	9/07

John A. McKinney	50	Chief Financial Officer/Executive Vice President

Matthew J. Lang	32	Vice President/Corporate Secretary

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

a)
In 2004, Mr. Shipes became President and Chief Executive Officer of Atlas Minerals, Inc., now known as Atlas Corporation, an SEC reporting company that is currently delinquent in its reporting obligations.

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
i)
From 1975 to 1983, Mr. Shipes was the Vice President and General Manager of the copper producing company, Southern Peru Copper Company, and from 1981 to 1983, as Vice President and General Manager of Southern Peru Copper Company

j)	In 2010, Mr. Shipes was elected to the board of directors of Continental Mining and Smelting, Limited, a related party private Canadian company.

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

In 2010, Mr. McKinney was elected to the board of directors of Continental Mining and Smelting, Limited, a related party private Canadian company.

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

Item 11 Executive Compensation

The following table sets forth the total compensation currently being paid by us for services rendered by our executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compen-sation ($)	Total
H. Roy Shipes	2009	0	0	10,000	0	0	$10,000
President and Chief Executive Officer	2010	0	0	0	60,000	0	60,000
John A. McKinney	2009	0	0	10,000	0	0	10,000
Executive Vice President and Chief Financial Officer	2010	0	0	0	60,000	0	60,000
Matthew J. Lang	2009	0	0	10,000	0	0	10,000
Vice President, Secretary	2010	0	0	0	60,000	0	60,000

In 2010, there was no cash compensation paid to our officers.  Each of the named officers was granted incentive stock options to purchase 500,000 shares at $.20 per share on November 1, 2010. The options are valued at $0.12 per share, based on the Black Scholes formula, for a total of $60,000 each.

In 2009, each of the officers named in the table received 1,000,000 shares of common stock as compensation. The shares were valued at $0.01 per share, which represented a discount from the $0.40 quoted market price per share of common stock on the date of grant, October 6, 2009.  At the time of the grant, there had been no reported trading in our common stock for the six months prior to the issuance of the shares.

Employment Agreements, Termination of Employment and Change-in-Control Arrangement

There are no employment agreements between any member of our management and us. There are no changes of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers.

Board Compensation

The following table sets forth the compensation for members of the board of directors whose compensation is not included in the Summary Compensation table.

DIRECTORS’ COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Herbert E. Dunham	2009			1,000					$1,000
Herbert E. Dunham	2010				$12,000				$12,000
Michael Harrington	2009			$1,000					$1,000
Michael Harrington	2010				$12,000				$12,000

Compensation for the directors in 2010 represents options to purchase 200,000 shares of common stock at $0.20 per share.  The options are valued at $0.12 per share, based on the Black Scholes formula, for a total of $24,000 each.

In 2009, compensation consisted of 100,000 shares of common stock.  The shares were valued at $0.01 per share, which represented a discount from the $0.40 reported market price per share of common stock on the date of grant, which was October 6, 2009.  At the time of the grant, there had been no reported trading in our common stock for the six months prior to the issuance of the shares.

Stock Option Plan

On November 1, 2010, our Board of Directors authorized the approval of a stock option plan. The plan, which covers 3,300,000 shares, has not been approved by the stockholders.  The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. No vesting will be required.

Pursuant to the Plan, in the case of Incentive Stock Options, the exercise price shall not be less than (i) 100% of the fair market value of one share of common stock on the date the option is granted, or (ii) 110% of the fair market value of one share of common Stock on the date the option is granted if, at that time the option is granted, the participant owns, directly or indirectly more than 10% of the total combined voting power of all classes of stock of the company. In the case of Non-Statutory Stock Options, the per share price to be paid by the Participant, at the time the option is exercised, shall be determined by the Committee in its sole discretion.

During the year ended December 31, 2010, total stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants under the plan. On November 1, 2010, stock options for 3,300,000 shares were granted at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. The options granted to employees were deemed as “incentive stock options” by the Board of Directors in accordance with the plan, although the treatment of the options as incentive stock options is subject to stockholder approval of the plan. Options granted to non-employees are non-qualified stock options. These option grants are fully vested and expire on November 1, 2015. No options were exercised or forfeited during the year 2010.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of May 4, 2011, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. There are not any pending or anticipated arrangements that may cause a change in control.

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

NAME AND ADDRESS	TITLE	CLASS OF SECURITIES	TOTAL SHARES OWNED	PERCENTAGE

Harold Roy Shipes and his wife, Eileen Shipes* 11251 E. Camino Del Sahuaro Tucson, AZ 85749	Chief Executive Officer/Chairman of the Board	Common	6,342,513	22.1%

John McKinney and his wife, Lynette McKinney** 12509 E. Jeffers Place Tucson, AZ 85749	Executive Vice President/Chief Financial Officer	Common	4,904,000	17.2%

Atlas Precious Metals Inc.**** 5210 E. Williams Circle #700 Tucson, AZ 85711		Common	6,000,000	20.6%

Matthew Lang 9526 E. Corte Puente Del Sol Tucson, AZ 85748	Vice President /Secretary	Common	3,007,300	10.5%

Herbert E. Dunham *** 6555 E. Via Cavalier Tucson, AZ 85715-4732	Director	Common	192,000.7%

Michael Harrington 14190 E. Caly Avenue Aurora, CO 80016	Director	Common	200,000.7%

TOTAL			20,645,813	71.8%

*5,342,513 shares held  by Harold and Eileen Shipes as community property and 1,000,000 shares are held by Harold R. Shipes individually.
** 3,904, shares held by John and Lynette McKinney as joint tenants, and 1,000,000 shares  are held by John McKinney individually..
***92,000 shares held by Herbert and  Ana Dunham as joint tenants, and 100,000 shares are held by Herbert E. Dunham individually.
**** Harold Shipes is a shareholder, officer and  director of Atlas; John McKinney and Matthew Lang are shareholders and officers of Atlas and Herbert Dunham is a shareholder of Atlas.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 28,581,753 shares of common stock outstanding as of May 4, 2011.

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

On March 1, 2010, the Company purchased a 70% interest in the Estrades Mine~~,~~ from Atlas Precious Metals, Inc. , a related party as described above , in exchange for 6,000,000 shares of its common stock, at a share price of $0.0025 per share.  The property is carried on our books on a fair value of the equity instrument issued basis. The value allocated to the acquired property is based on a 97.5% discount from the market price on the date of the transaction ($0.40 per share) based on the number of shares issued to the related party and the minimal trading volume of the common stock.

During March, 2010, the Company negotiated the terms in a contract for the sale of the Estrades Mine in exchange for 6,000,000 shares of common stock in Continental Mining and Smelting Limited, a related party. As of December 31, 2010, the finalization of the contract was pending the issuance of stock from Continental Mining and Smelting Limited.

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

Stock Issuances to Directors

In 2010, Harold R. Shipes was issued 2,000,000 shares of common stock in exchange for reduction in company indebtedness to him in the amount of $ 50,000                   .

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

All Other Fees

No such fees were paid to Seale and Beers, CPA’s at any time

PART IV

Item 15 Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit23(a):	Consent of Seale and Beers, CPA’s dated May 6, 2011

Exhibit31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

Dated: May 6, 2011	By:	/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chief Executive Officer, Chairman of the Board and Director	May 6, 2011
Harold R. Shipes	(Principal Executive Officer)

/s/Herbert E Dunham	Director	May 6, 2011
Herbert E Dunham

/s/ Michael Harrington	Director	May 6, 2011
Michael Harrington

/s/John A. McKinney	Executive Vice President and Chief Financial Officer	May 6, 2011
John A. McKinney	(Principal Financial and Accounting Officer)