Form 10-K/A
period 2010-12-31
INTERNATIONAL SILVER INC
filed 2011-05-09
CIK 1419482

10-K 1 islv_10k.htm FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K /A
Amendment No. 2

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

We have no history of mining operations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On November 1, 2010, our Board of Directors authorized the approval of a stock option plan, which was amended on May 5, 2011. The plan, which covers 3,800,000 shares, has not been approved by the stockholders.  The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. The Board authorized the Corporation to issue up to 20% of the total number of outstanding shares of the Company’s common stock as Stock Options. No vesting will be required.

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

Stock Option Plan

On November 1, 2010, our Board of Directors authorized the approval of a stock option plan and on May 5th 2011, the board amended the plan . The plan, which covers 3, 8 00,000 shares, has not been approved by the stockholders.  The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. No vesting will be required.

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

On March 1, 2010, the Company purchased a 70% interest in the Estrades Mine from Atlas Precious Metals, Inc., a related party as described above, in exchange for 6,000,000 shares of its common stock, at a share price of $0.0025 per share.  The property is carried on our books on a fair value of the equity instrument issued basis. The value allocated to the acquired property is based on a 97.5% discount from the market price on the date of the transaction ($0.40 per share) based on the number of shares issued to the related party and the minimal trading volume of the common stock.

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

INTERNATIONAL SILVER, INC.

Dated: May 9, 2011	By:	/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chief Executive Officer, Chairman of the Board and Director	May 9, 2011
Harold R. Shipes	(Principal Executive Officer)

/s/Herbert E Dunham	Director	May 9, 2011
Herbert E Dunham

/s/ Michael Harrington	Director	May 9, 2011
Michael Harrington

/s/John A. McKinney	Executive Vice President and Chief Financial Officer	May 9, 2011
John A. McKinney	(Principal Financial and Accounting Officer)