Form 10-Q
period 2011-03-31
INTERNATIONAL SILVER INC
filed 2011-05-13
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 12, 2011
Common Stock, $0.0001 Par Value	29,080,830

Exhibit Index located at page 34

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of International Silver, Inc. as of March 31, 2011, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and March 31, 2010, and for the period from inception on June 16, 2006 through March 31, 2011, and condensed consolidated statements of cash flows for the three-month periods then ended and for the period from inception on June 16, 2006 through March 31, 2011. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of International Silver, Inc. as of December 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated April 22, 2011, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
May 11, 2011
50 S. Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2011
(Unaudited)

and

For the Year Ended December 31,2010
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At
	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$2,097	$35,983
Due from related parties - Note H	778	15,919
Prepaid expenses - Note C	38,449	80,530
Total Current Assets	$41,324	$132,432

TOTAL ASSETS	$41,324	$132,432

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,832	$2,467
Payroll taxes payable	402	274
Accrued expenses	11,992	8,464
Due to related parties - Note H	36,589	48,089
Note payable - Note D	75,000	75,000
Discount on Notes payable	-	(66,667)
Total Current Liabilities	$133,815	$67,627

Total Liabilities	$133,815	$67,627

SHAREHOLDERS' EQUITY
Common stock - Note F
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s - 12/31/10 28,581,753
issued & o/s - 03/31/11 28,581,753	$2,858	$2,858
Shares Issuable	16,250	-
Additional paid-in capital	1,389,121	1,389,121
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(1,324,685)	(1,151,140)
Total Shareholders' Equity	$(92,491)	$64,805

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$41,324	$132,432

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Inception (June 16, 2006) of Exploration Stage through (March 31, 2011)
	March	March
	2011	2010
		(Restated)	(Restated)

REVENUES
Consulting-third parties	$-	$-	$44,199
Consulting-related parties	-	29,280	389,190
Total Revenues	$-	$29,280	$433,389

Operating Expenses
Exploration costs	$12,923	$-	$296,845
General and administration
Bad debt expense	-	-	41,860
All other general & administrative	67,706	20,589	847,648
Depreciation and depletion	-	-	755
Total operating expenses	$80,629	$20,589	$1,187,108

Operating Income/Loss	$(80,629)	$8,691	$(753,719)

Other Income (Expenses)
Impairment loss	$-	$(15,000)	$(40,000)
Stock compensation expense			(396,000)
Interest expense	(92,917)	-	(134,967)
Total other income/(expense)	$(92,917)	$(15,000)	$(570,967)

Net Income/(Loss)	$(173,546)	$(6,309)	$(1,324,686)

Basic and Diluted
Income/(Loss) per Share	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding	28,581,753	18,538,420

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16,
	Three Months Ended		2006) of Exploration
	March 31,	March 31,	Stage through
	2011	2010	(March 31, 2011)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(173,546)	$(6,309)	$(1,324,686)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	-	-	755
Impairment loss	-	15,000	40,000
Financing Cost	82,917	-	91,250
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Issuance of Incentive Stock Option Grants	-	-	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	15,141	(3,558)	248,883
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	42,081	248	(41,923)
(Decrease)/Increase in payables	(4,008)	(433)	33,345
(Decrease)/Increase in accrued expenses	3,528	463	35,613
Net Cash Flows (used by) Operating Activities	$(33,886)	$5,411	$(226,060)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Purchase of equipment	-	-	(6,668)
Net Cash Flows from Investment Activities	$-	$-	$(186,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Cancellation of debt	$-	$-	$-
Net proceeds from stock issuance	-	-	120,000
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	-	-	75,000
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$-	$-	$383,195

Net Increase/(Decrease) in Cash	$(33,886)	$5,411	$(29,533)

Beginning Cash Balance	$35,983	$35,747	$31,630

Ending Cash Balance	$2,097	$41,158	$2,097

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

	Three Months Ended		Exploration Stage
	March 31,	March 31,	(June 16, 2006
	2011	2010	through
	Unaudited	Unaudited	March 31, 2011)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$-	$572,457

Shares of common stock issuable
For debt interest	$16,250		$16,250
	$16,250	$-	$16,250

Shares of common stock cancelled
Repurchase of its common stock	$-	$30,000	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$396,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Shareholders' Equity]

									Accumulated Deficit
		Common Stock		Additional					Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Treasury Stock		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Shares	Amount	Stage	Stage	Total
Shares issued:
Prior to June 16, 2006		1,000		$258,522					$(176,034)	$0	$82,488
At June 16, 2006		1,000		$258,522	0	$0	0	$0	$(176,034)	$0	$82,488

Stock Split - 12,000:1
July 24, 2006		12,000,000	$1,200	(1,200)							0
Shares issued for services
September 13, 2006	$0.0750	1,000,000	100	74,900							75,000
October 21, 2006	$0.0500	100,000	10	4,990							5,000
Shares issued for property
September 19, 2006	$1.0000	30,000	3	29,997							30,000
Shares issued for acquisition
Metales Preciosos,
S.A. de C.V.
October 21, 2006	$0.1846	300,000	30	55,355							55,385
Net Income/(Loss)										(163,224)	(163,224)
At December 31, 2006		13,430,000	$1,343	$422,564	0	$0	0	$0	$(176,034)	$(163,224)	$84,649

Shares issued for cash
May 4, 2007	$0.5000	400	0	200							200
May 11, 2007	$0.5000	2,000	0	1,000							1,000
May 14, 2007	$0.5000	4,000	0	2,000							2,000
May 16, 2007	$0.5000	600	0	300							300
June 4, 2007	$0.5000	3,000	0	1,500							1,500
October 29, 2007	$0.5000	4,000	0	2,000							2,000
November 6, 2007	$0.5000	28,000	3	13,997							14,000
November 8, 2007	$0.5000	18,000	2	8,998							9,000
November 13, 2007	$0.2500	200,000	20	49,980							50,000
Shares issued for services
May 22, 2007	$0.0550	100,000	10	5,490							5,500
September 13, 2007	$0.0400	250,000	25	9,975							10,000
September 21, 2007	$0.0400	150,000	15	5,985							6,000
Shares exchanged for debt
June 30, 2007	$0.5000	336,186	33	168,060							168,093
Net Income/(Loss)										(128,147)	(128,147)
At December 31, 2007		14,526,186	$1,452	$692,048	0	$0	0	$0	$(176,034)	$(291,371)	$226,095

Shares issued for services
June 12, 2008	$0.1333	150,000	15	19,985							20,000
Shares exchanged for debt
September 8, 2008	$0.2890	335,567	35	96,945							96,980
Shares repurchased
November 10, 2008							(30,000)	(30,000)			(30,000)
Net Income/(Loss)										(298,788)	(298,788)
At December 31, 2008		15,011,753	$1,501	$808,978	0	$0	(30,000)	$(30,000)	$(176,034)	$(590,159)	$14,286

Shares issued for services
October 6, 2009	$0.0100	3,550,000	355	35,145							35,500
Net Income/(Loss)										(82,160)	(82,160)
At December 31, 2009		18,561,753	$1,856	$844,123	0	$0	(30,000)	$(30,000)	$(176,034)	$(672,319)	$(32,374)

Shares cancelled
January 10, 2010	$1.0000	(30,000)	(3)	(29,997)			30,000	$30,000			0
Shares issuable
March 3, 2010	$0.0025	0			6,000,000	15,000					15,000
Shares issued for land
April 26, 2010	$0.0025	6,000,000	600	14,400	(6,000,000)	(15,000)					0
Shares exchanged for debt
August 18, 2010	$0.0250	2,000,000	200	49,800							50,000
Shares issued for cash
August 24, 2010	$0.0200	2,000,000	200	39,800							40,000
Stock option - grants issued
November 1, 2010	$0.1200			396,000							396,000
Shares exchanged for
convertible note
December 31, 2010	$0.6000	50,000	5	74,995							75,000
Net Income/(Loss)										(478,821)	(478,821)

At December 31, 2010		28,581,753	$2,858	$1,389,121	0	$0	0	$0	$(176,034)	$(1,151,140)	$64,805

Shares issuable
March 31, 2011	$0.6500	0			25,000	16,250					16,250
Net Income/(Loss)										(173,546)	(173,546)

At March 31, 2011		28,581,753	$2,858	$1,389,121	25,000	$16,250	0	$0	$(176,034)	$(1,324,686)	$(92,491)

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

Condensed Financial Statements
The accompanying interim consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended March 31, 2011 and December 31, 2010 and results of operations and cash flows for the comparative periods at March 31, 2011 and March 31, 2010 and for the comparative periods March 31, 2011 and March 31, 2010 have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) a private placement and (2) initiating a public offering.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiary Western States Engineering, Inc. for the three months ended March 31, 2011 and March 31, 2010. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Recent Accounting Pronouncements
Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’ opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements. At March 31, 2011 there were no recent accounting standards that apply to the Company activities.

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At March 31, 2011 and at December 31, 2010, there were no trade receivables, only related party receivables of $778 and $15,919, respectively. No allowance for uncollectible accounts was established, as management deem the accounts as fully-collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At March 31, 2011 and December 31, 2010, the Company held securities “available for sale” that were reported under the Fair Value method.  At March 31, 2011 and December 31, 2010, the Company held 25,000 shares of Atlas Precious Metals Inc. common stock, whose value was considered impaired.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At March 31, 2011 and December 31, 2010, all mineral interests were in the exploration stage.

Impairment of Long-Lived Assets
The company adheres to ASC 360-10-20, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. At March 31, 2010, the Company incurred an impairment loss on mining property.

Revenue Recognition and Production Costs
Revenue is totally from engineering consulting services.  At March 31, 2011, there had been no production from any of the Company's properties.

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

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants.  At March 31, 2011 and December 31, 2010 no options had been exercised.

Income Taxes
The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes. ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note E – Income Taxes of the condensed consolidated financial statements.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash financing costs for the three months ended March 31, 2011 were $82,917 and nil for the three months ended March 31, 2010.  “Non-cash" investing and financing transactions for the three months ended March 31, 2011 resulted from financing costs on short-term debt as discussed in Note D – Note Payable.

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On March 31, 2011 and March 31, 2010, the Company did not have any material items of comprehensive income.

Derivative Instruments
The Company revalues derivative liabilities as of each balance sheet date, and otherwise complies with the provisions of ASC 815-10.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Company adopted a stock option plan on November 1, 2010, which is accounted for pursuant to ASC 718.

Note C – Prepaid Expense

Prepaid expenses encompass, two mineral property leases, which are treated as operating lease, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Mining Properties of the audited financial statements for the year ended December 31, 2010.  At March 31, 2011 and December 31, 2010, prepaid expenses were comprised of the following:

	March 31, 2011	December 31, 2010

Prepaid lease - Prince Mine	$30,137	$42,467

Prepaid lease - Pan American Mine	7,123	36,712

Prepaid – Other	1,188	1,351

Total Prepaid Expense	$38,449	$80,530

Note D – Note Payable

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

At March 31, 2011, an extension pursuant to the terms of the note was made.  At March 31, 2011, interest in the amount of $10,000 was accrued and an additional 25,000 shares of common stock was issuable to Tintic Standard Gold Mines, Inc.

	At March 31, 2011	At December 31, 2010

Short-term convertible note	$75,000	$75,000
Less: Discount on Note	0	66,667
Short-Term Debt, net of discount	$75,000	$8,333

On April 21, 2010, the note was converted to 499,077 shares of common stock.

Note E - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2011, 2010 and prior years as follows:

Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	$101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	$213,736
Net Operating Loss - Year 2008	237,958
Net Operating Loss carry-forward to Year 2009	$451,694
Net Operating Loss - Year 2009	62,811
Net Operating Loss carry-forward to Year 2010	$514,505
Net Operating Loss - Year 2010	47,369
Net Operating Loss carry-forward to Year 2011	$561,874

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At March 31, 2011 the Company recorded a deferred tax benefit of $263,202, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables which average 32% at March 31, 2011 and December 31, 2010.

Net deferred tax assets consists of the following components:

	March 31,	December 31,
	2011	2010

Deferred Tax Asset	$263,202	$203,503
Valuation Account	(263,202)	(203,503)
Net Deferred Tax Asset	$0	$0

At December 31, 2010, The Company had a net operating loss carry-forward of $561,874 for federal income tax purposes that may be offset against future taxable income from years 2010 through 2028. Our deferred tax benefit is adjusted for interim results, but we simultaneously adjust the allowance for a net zero effect.

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

On March 31, 2011, 25,000 shares remain issuable in exchange for financing costs on a short-term note.

Note G – Stock Option Plan

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

Options outstanding as of March 31, 2011 are as follows:

	No. of shares	Weighted – Average Exercise Price	Contractual Life
Outstanding – Beginning of Quarter	3,300,000	$0.20	5.0 years
Granted	0	-
Exercised	0	-
Forfeited	0	-
Outstanding – End of Quarter	3,300,000	$0.20	5.0 years

Note H - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	March 31,	December 31,
	2011	2010
Receivable from Related Entities
Atlas Precious Metals, Inc.	$620	$15,860
Arimetco	158	59
Total	$778	$15,919

Atlas Precious Metals Inc. contracts engineering services from International Silver, Inc. related to feasibility studies and other general engineering services at their smelter located in Potosi, Bolivia. The balance due from Atlas Precious Metals Inc. at March 31, 2011 was nil and at December 31, 2010 was $15,860 related to these engineering services rendered. Other amounts due from various related parties pertain to courier services paid by International Silver, Inc. and reimbursed by these related companies:

	March 31,	December 31,
Payable to Related Entities	2011	2010
Shareholder/Officer - H.R. Shipes	$36,589	$36,589
Atlas Precious Metals, Inc.	0	11,500
Total	$36,589	$48,089

On July 12, 2010, the Company reduced its debt by $50,000 with its principal shareholder, H.R. Shipes by issuing two million shares of common stock.

The Company also subleases office space from Atlas Precious Metals Inc., a related company, at a rate of $500 per month.

Note I- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion ($500 per month), commencing October 1, 2008 based on percentage of floor space occupied. During 2008 and through mid-year 2009, the foreign exploration office for Metales Preciosos Atlas , S.A. de C.V. , located in Hermosillo, Sonora, Mexico rented on a month-to-month basis at $500 per month. Rental expense for all administrative offices for the three months ended March 31, 2011 was $1,500 and the twelve months ended December 31, 2010 was $6,900.

Note J – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”.   Exploration costs incurred since inception through March 31, 2011 are $296,845. Exploration costs incurred for the three months ended March 31, 2011 were $12,923 and for the twelve months ended December 31, 2010 were $16,923.

Note K – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the condensed financial statements and has disclosed all material events that have transpired subsequent to March 31, 2011 up through the issuance date, including the following:

On April 25, 2011, the Company issued 499,077 shares of its common stock upon the conversion of the Tintic Standard Gold Mines, Inc. bridge loan convertible note in full satisfaction of the principal and interest up to the conversion date.  This included the additional 25,000 shares for the note extension made on March 21, 2011.

Note L – Restatement of Previously Issued Financial Statements

The Company’s previously issued financials statements for the period ended March 31, 2010 have been restated due to a correction of error, made during the fourth quarter in 2009, relating to the duplication of reimburseable costs to a related party causing an overstatement of liabilities and understatement of retained earnings/(deficit) as of March 31, 2010 in the amount of $7,143.  In addition, Other Revenues were reclassified in the amount of $378 for the three months ended March 31, 2010 and $17,919 for Inception to-Date, March 31, 2010.  The reclassifications related to the three months ended March 31, 2010 represent courier service reimbursements from related entities for $378.  From the inception of the exploration stage period starting June, 2006 to March 31, 2010, reimburseable costs had been carried as Other Revenue and have now been reclassified to offset the appropriate expenditure accounts, i.e. insurance rebate for $4,178, various courier service and office reimbursements from related entities   The effect of these corrections are noted below:

	Three Months Ended March 31, 2010
	Original	Change		Restated
STATEMENT OF OPERATIONS
Revenue
Other	$29,658	$	(378)	$29,280
Operating Expenses
Allother general & administrative	$20,967	$	(378)	$20,589

Earnings per share	$.00		$.00	$.00

	Inception of Exploration Stage (June 16, 2006 Through March 31, 2010)
STATEMENT OF OPERATIONS
Revenue
Other	$17,919	$	(17,919)	$0
Total Revenue	$416,928	$	(17,919)	$399,009
Consulting	$120,960	$	(3,618)	$117,342
Rent	$76,636	$	(1,500)	$75,136
Operating Expenses
All other general & administrative	$401,438	$	(19,944)	$381,494
Operating Income/(Loss)	$(626,889)		$7,143	$(619,746)
Net Income/(Loss)	$(685,771)		$7,143	$(678,628)
Accumulated Deficit–End of period	$(861,805)		$7,143	$(854,662)

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

Results of Operations, Liquidity and Cash Flows

For the three months ended March 31,, 2011 (the “March  2011 Quarter”) as compared to the three months ended March 31, 2010 (the “March  2010 Quarter”)

Operating Performance
For the March 2011 Quarter, we recorded a net loss of $173,546, as compared to a net loss of $6,309 for March 2010 Quarter or an increase in net loss of $167,237. The decrease in net loss is due to reduced revenues and increased expenditures in the areas of exploration and general and administrative expenses, as follows:

During the March 2011 Quarter we had no revenues, whereas during the March 2010 Quarter, we had revenues of $29,280 from engineering services provided to a related party.

Operating losses reflected during the March 2011 Quarter were $(80,629) an increase of $89,320 as compared to a an operating income of $8,691 for the March 2010 Quarter.   This increase is due no realized revenues and increased operating expenditures of $60,040.   Most of the increase resulted from the expired portion of mining leases ($41,918) during the March 2011 Quarter, nonexistent during the March 2010 Quarter.   Other areas where increased expenditures occurred were in exploration costs ($12,922), legal ($2,500) and stock transfer fees ($1,480).

A net increase in Other Expenses of $77,917 from the March 2010 Quarter was due to interest expense of $92,917 incurred during the March 2011 Quarter resulting from a bridge loan obtained in December of 2010.  There was no interest expense incurred during the March 2010 Quarter.  An impairment loss of $15,000 was incurred during the March 2010 Quarter.

Liquidity and Capital Resources
Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the three months ended March  31, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than for engineering services, and our net losses from inception as a development stage company, which total approximately $1,324,686, the outstanding arrangements with related parties and uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through a private placement, short-term notes payable, and some on-going engineering consulting services. The capital required to execute our total business vision and objectives is significant. During 2011, we continue to be engaged in efforts to raise capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives.

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

We cannot meet these requirements from our operations.  We intend to seek to finance these activities through the sale of our equity securities.  We cannot assure you that we will be able to raise sufficient funds, if any, through the sale of our equity securities, and our inability to raise these funds will impair our ability to develop our business.  Further, any sale of equity securities is likely to result in significant dilution to our shareholders

Cash and Cash Flows

Cash on hand at March 31, 2011 was $2,097 as compared to $41,158 at March 31, 2010. The decrease in cash of $39,061 at the end of the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a reduction in revenues of $29,280 and increased cash expenditures for exploration costs, legal expense and stock transfer fees of approximately $17,900.

There was no cash impact from either investing or financing activities during the two comparative quarters.

Our business plan does not reflect, nor do we anticipate, any revenues during our exploration phase, aside from ongoing engineering services rendered to an affiliate and others. We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities.

Exploration Costs – Inception to Date
On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities and incurred the following costs:

Capitalized Acquisitions

a) Purchased the Tecoma Mine (fee simple) – Year 2007	$90,000

b) Sale of Tecoma Mine – Year 2008	(90,000)

Exploration Costs:
a) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are as indicated in 1)–4):
1) El Cumbro property	14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	46,729

d) Other exploration sites (evaluation)
1) Anaconda	7,500

2) Oro Blanco	8,840

3) Pioche	32,940

e) General Administrative Costs	21,251

Total acquisitions and exploration costs	$296,845

These direct exploration costs account for approximately 25% of the total operating expenditures of $1,187,108, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, rent, and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Condensed Consolidated Financial Statements for the quarter ended March 31, 2011 have been applied consistently with the year ended December 31, 2010.

Recently Enacted Accounting Standards
Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’s opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements.

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our Phase I exploration activities and are for a period of twelve months, at an approximate cost of $2.9 million. We will begin with evaluation of existing mine plans and reserves of both the Prince and Pan American Mines, and mechanical and electrical evaluation of the Caselton Concentrator. Clean up and repair of underground workings to provide safe access will be followed by geologic sampling. and mapping of known structures and existing workings with a view to commencement of operations since both were operating mines. Based upon our analysis of the test results and studies, we will determine whether to proceed with Phase II exploration and development, which will be focused on developing a near surface reserve on the Prince property and re-start evaluation of the Pan American Mine to feed the Castleton Concentrator. We cannot determine, predict, or assure whether we will be able to proceed with Phase II exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our Consulting Geologist, but each Plan of Operations described below will be directly managed and supervised by a Project Manager that we hire.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the third quarter ending March 31, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls
Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending March 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

Risk Factors

Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Risks Related to our Business Activities.

Our financial condition raises substantial doubt about our ability to continue as a going concern.
As of March 31, 2011, we have an accumulated deficit of $1,500,719. We are an exploration stage enterprise and have generated nominal revenue during our exploration stage.  Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $4.5 million of financing, we will be unable to pursue our business plan and operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.   Further, if we raise funds through the sale of our equity securities, our shareholders will suffer significant dilution.

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

INTERNATIONAL SILVER, INC.

Dated: May 12, 2010	By:	/s/Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	May 12, 2010
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	May 12, 2010
John A. McKinney	Executive Vice President
(Principal Financial Officer)

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002