Form 10-Q/A
period 2011-03-31
INTERNATIONAL SILVER INC
filed 2011-05-13
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q /A
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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash financing costs for the three months ended March 31, 2011 were $ 16,250 and nil for the three months ended March 31, 2010.  “Non-cash" investing and financing transactions for the three months ended March 31, 2011 resulted from financing costs on short-term debt as discussed in Note D – Note Payable.

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