Form 10-Q
period 2011-06-30
INTERNATIONAL SILVER INC
filed 2011-08-22
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 22,2011
Common Stock, $0.0001 Par Value	36,780,828

Exhibit Index located at page 31

		Page
	PART 1 - FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS	3

	Consolidated Financial Statements:	5
	Balance Sheets	5
	Statement of Operations	6
	Statement of Cash Flows	7
	Supplemental Disclosures of Non-cash Financing Activities:	8
	Unaudited Interim Condensed Consolidated Statement of Shareholders' Equity	9

	Notes To The Financial Statements	10

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS	21

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4T	CONTROLS AND PROCEDURES	27

	PART II – OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	37

Item 1A	RISK FACTORS	27

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

Item 3	DEFAULTS UPON SENIOR SECURITIES	29

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

Item 5	OTHER INFORMATION	29

Item 6	EXHIBITS	31

International Silver, Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Six  Months Ended June 30, 2011
(Unaudited)

and

For the Year Ended December 31,2010
(Audited)

(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At
	June 30,	December 31,
	2011	2010
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$647,610	$35,983
Due from related parties - Note L	930	15,919
Prepaid rent - Related Party - Note C	8,500	-
Prepaid expenses - Note C	84,107	80,530
Total Current Assets	$741,147	$132,432

PROPERTY,PLANT AND EQUIPMENT- Note D
Land	$270,000	$-
Mineral interests	900,000	-
Water rights	37,500	-
Buildings	49,310	-
Equipment	450,000
	$1,706,810	$-
Accumulated depreciation	-	-
Total Property, Plant and Equipment	$1,706,810	$-

OTHER ASSETS
Deferred Asset Retirement Cost - Note F	$1,402,200	$-
Deferred Costs	62,270	$-
Total Other Assets	$1,464,470	$-

TOTAL ASSETS	$3,912,427	$132,432

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,549	$2,467
Payroll taxes payable	4,236	274
Accrued expenses	16,457	8,464
Due to related parties - Note L	-	48,089
Note payable - Note H	62,270	75,000
Contract payable - Note I	3,271,710	-
Discount on Notes payable	-	(66,667)
Total Current Liabilities	$3,358,222	$67,627

LONG-TERM LIABILITIES
Asset Retirement Obligation - Note F	$1,402,200	$-

Total Liabilities	$4,760,422	$67,627

SHAREHOLDERS' EQUITY - Note L
Common stock
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/10 - 28,581,753
issued & o/s at 06/30/11 - 36,780,828	$3,678	$2,858
Additional paid-in capital	2,505,935	1,389,121
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(3,181,574)	(1,151,140)
Total Shareholders' Equity	$(847,995)	$64,805

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,912,427	$132,432

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Six Months Ended		Inception (June 16, 2006) of Exploration Stage through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	(June 30, 2011)
		(Restated)		(Restated)	(Restated)
REVENUES
Consulting-third parties	$-	$-	$-	$-	$44,199
Consulting-related parties	$5,500	$27,390	$5,500	$56,670	$394,690
Total Revenues	$5,500	$27,390	$5,500	$56,670	$438,889

Operating Expenses
Exploration costs	$30,682	$-	$43,604	$-	$327,526
Impairment loss	1,564,900	0	1,564,900	15,000	1,604,900
Stock compensation expense	-	-	-	-	396,000
General and administration
Rent expense - related party	25,500	1,500	27,000	3,900	118,958
Bad debt expense	-	-	-	-	41,860
All other general & administrative	218,974	14,945	285,180	33,134	973,164
Depreciation and depletion	-	-	-	-	755
Total operating expenses	$1,840,056	$16,445	$1,920,684	$52,034	$3,463,163

Operating Income/Loss	$(1,834,556)	$10,945	$(1,915,184)	$4,636	$(3,024,274)

Other Income (Expenses)
Interest expense	(22,333)	-	(115,250)	-	(157,300)
Total other income/(expense)	$(22,333)	$-	$(115,250)	$-	$(157,300)

Net Income/(Loss)	$(1,856,889)	$10,945	$(2,030,434)	$4,636	$(3,181,574)

Basic and Diluted
Income/(Loss) per Share	$(0.06)	$0.00	$(0.07)	$0.00

Weighted Average Shares
Outstanding	28,581,753	18,538,420	30,266,018	20,701,753

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16,
	Six Months Ended		2006) of Exploration
	June 30,	June 30,	Stage through
	2011	2010	(June 30, 2011)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(2,030,434)	$4,636	$(3,181,574)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	-	-	755
Impairment loss	1,564,900	15,000	1,604,900
Financing cost	115,250	-	123,583
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Issuance of Incentive Stock Option Grants	-	-	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	14,989	(228)	248,731
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	(12,077)	(1,675)	(96,081)
(Decrease)/Increase in payables	(44,270)	1,480	(6,918)
(Decrease)/Increase in accrued expenses	7,993	(23)	40,078

Net Cash Flows (used by) Operating Activities	$(383,649)	$19,190	$(575,824)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Purchase of equipment	-	-	(6,667)

Net Cash Flows from Investment Activities	$-	$-	$(186,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$1,155,000	$-	$1,275,000
Less: Stock issuance costs	(139,724)		(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	-	-	75,000
Less: debt service payments	(20,000)	-	(20,000)
Borrowings from related parties	-	-	152,980

Net Cash Flows from Financing Activities	$995,276	$-	$1,378,471

Net Increase/(Decrease) in Cash	$611,627	$19,190	$615,980

Beginning Cash Balance	$35,983	$35,747	$31,630

Ending Cash Balance	$647,610	$54,937	$647,610

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

	Six Months Ended		Exploration Stage
	June 30,	June 30,	(June 16, 2006
	2011	2010	through
	Unaudited	Unaudited	June 30, 2011)
The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	102,361	-	102,361
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$102,361	$-	$674,818

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$396,000

Business Acquisition – Pan American assets
Purchase of mineral interests	$900,000	$-	$900,000
Purchase of land	270,000	-	270,000
Purchase of land improvements	37,500	-	37,500
Purchase of buildings	49,310	-	49,310
Purchase of equipment	450,000	-	450,000
Purchase of goodwill	1,564,900	-	1,564,900
Deferred Asset Retirement Cost	1,402,200	-	1,402,200
Sub-Total	4,673,910	-	4,673,910
Less: Impairment cost recognized	(1,564,900)	-	(1,564,900)
	$3,109,010	$-	$3,109,010
Business Acquisition - Debt assumed

Contract payable - Pan American Zinc Company	$3,271,710	-	$3,271,710
Asset retirement obligation	$1,402,200	-	$1,402,200
	$4,673,910	-	$4,673,910

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Tresury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total
Shares issued:
Prior to June 16, 2006		1,000		$258,522			$(176,034)	$0	$82,488
At June 16, 2006		1,000		$258,522	0	$0	$(176,034)	$0	$82,488

Stock Split - 12,000:1
July 24, 2006		12,000,000	$1,200	(1,200)					0
Shares issued for services
September 13, 2006	$0.0750	1,000,000	100	74,900					75,000
October 21, 2006	$0.0500	100,000	10	4,990					5,000
Shares issued for property
September 19, 2006	$1.0000	30,000	3	29,997					30,000
Shares issued for acquisition
Metales Preciosos,
S.A. de C.V.
October 21, 2006	$0.1846	300,000	30	55,355					55,385
Net Income/(Loss)								(163,224)	(163,224)
At December 31, 2006		13,430,000	$1,343	$422,564	0	$0	$(176,034)	$(163,224)	$84,649

Shares issued for cash
May 4, 2007	$0.5000	400	0	200					200
May 11, 2007	$0.5000	2,000	0	1,000					1,000
May 14, 2007	$0.5000	4,000	0	2,000					2,000
May 16, 2007	$0.5000	600	0	300					300
June 4, 2007	$0.5000	3,000	0	1,500					1,500
October 29, 2007	$0.5000	4,000	0	2,000					2,000
November 6, 2007	$0.5000	28,000	3	13,997					14,000
November 8, 2007	$0.5000	18,000	2	8,998					9,000
November 13, 2007	$0.2500	200,000	20	49,980					50,000
Shares issued for services
May 22, 2007	$0.0550	100,000	10	5,490					5,500
September 13, 2007	$0.0400	250,000	25	9,975					10,000
September 21, 2007	$0.0400	150,000	15	5,985					6,000
Shares exchanged for debt
June 30, 2007	$0.5000	336,186	33	168,060					168,093
Net Income/(Loss)								(128,147)	(128,147)
At December 31, 2007		14,526,186	$1,452	$692,048	0	$0	$(176,034)	$(291,371)	$226,095

Shares issued for services
June 12, 2008	$0.1333	150,000	15	19,985					20,000
Shares exchanged for debt
September 8, 2008	$0.2890	335,567	35	96,945					96,980
Shares repurchased
November 10, 2008					(30,000)	(30,000)			(30,000)
Net Income/(Loss)								(298,788)	(298,788)
At December 31, 2008		15,011,753	$1,501	$808,978	0	$0	$(176,034)	$(590,159)	$14,286

Shares issued for services
October 6, 2009	$0.0100	3,550,000	355	35,145					35,500
Net Income/(Loss)								(82,160)	(82,160)
At December 31, 2009		18,561,753	$1,856	$844,123	0	$0	$(176,034)	$(672,319)	$(32,374)

Treasury shares cancelled
January 10, 2010	$1.0000	(30,000)	(3)	(29,997)	30,000	$30,000			0
Shares issuable
March 3, 2010	$0.0025	0			6,000,000	15,000			15,000
Shares issued for land
April 26, 2010	$0.0025	6,000,000	600	14,400	6,000,000	(15,000)			0
Shares exchanged for debt
August 18, 2010	$0.0250	2,000,000	200	49,800					50,000
Shares issued for cash
August 24, 2010	$0.0200	2,000,000	200	39,800					40,000
Stock option - grants issued
November 1, 2010	$0.1200			396,000					396,000
Shares exchanged for
convertible note
December 31, 2010	$0.6000	50,000	5	74,995					75,000
Net Income/(Loss)								(478,821)	(478,821)

At December 31, 2010		28,581,753	$2,858	$1,389,121	30,000	$30,000	$(176,034)	$(1,151,140)	$64,805

Shares issuable
March 31, 2011	$0.6500	0			25,000	16,250			16,250
Net Income/(Loss)								(173,545)	(173,545)

At March 31, 2011		28,581,753	$2,858	$1,389,121	55,000	$46,250	$(176,034)	$(1,324,685)	$(92,489)

Retirement of convertible note
4/21/2011	$0.2050	499,077	50	102,308	(25,000)	$(16,250)			86,108

Private placement:
5/18/2011	$0.1500	2,666,667	266	399,734					400,000
5/25/2011	$0.1500	1,333,334	133	199,867					200,000
5/27/2011	$0.1500	1,500,001	150	224,850					225,000
5/31/2011	$0.1500	533,331	53	79,947					80,000
6/1/2011	$0.1500	333,333	33	49,967					50,000
6/15/2011	$0.1500	1,000,000	100	149,900					150,000
6/23/2011	$0.1500	333,332	34	49,966					50,000

Stock issuance costs				(139,724)					(139,724)

Net Income/(Loss)								(1,856,889)	(1,856,889)

At June 30, 2011		36,780,828	$3,678	$2,505,935	30,000	$30,000	$(176,034)	$(3,181,574)	$(847,995)

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

Condensed Financial Statements
The accompanying interim consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended June 30, 2011 and December 31, 2010 and results of operations  for the comparative periods for the three months ended  June 30, 2011 and June 30, 2010 and including the comparative periods for the six months ended June 30, 2011 and June 30, 2010.   Cash flows are presented for the comparative periods June 30, 2011 and June 30, 2010.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Going Concern
The Company’s condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. There is substantial doubt of the ability of the Company to continue as a going concern since it is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) a private placement, presently underway and (2) initiating a public offering.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiary Western States Engineering, Inc. for the three months ended June 30, 2011 and June 30, 2010. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Recent Accounting Pronouncements
Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’ opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements. At June 30, 2011 there were no recent accounting standards that apply to the Company activities.

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

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and most adjustments are of a normal recurring nature.  Non-recurring adjustments for the three months ended June 30, 2011, included fair value adjustments to the “significant” asset group acquired and accounted for as a business acquisition and the impairment of goodwill.

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with major financial institutions. At June 30, 2011, the Company has a bank balance in excess of FDIC limits. Management believes that the financial institutions are financially sound and the risk of loss is low.

Concentrations and Economic Vulnerability
Concentrations and economic vulnerability include reliance on related parties. During the year 2010, 100% of the revenue was realized from a related party.  Minimal revenues have been derived  in year 2011 from related parties.

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At June 30, 2011 and at December 31, 2010, there were no trade receivables, only related party receivables of $930 and $15,919, respectively. No allowance for uncollectible accounts was established, as management deem the accounts as fully-collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At June 30, 2011 and December 31, 2010, the Company held securities “available for sale” that were reported under the Equity method. At June 30, 2011 and December 31, 2010, the Company held investments in Continental Mining & Smelting Limited and Atlas Precious Metals Inc. common stock, both whose value was considered impaired.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At June 30, 2011, and December 31, 2010, all mineral interests were in the exploration stage, with the exception of the Pan American acquisition which has continued exploration activities, but has commenced planned activities towards the development of that property.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost, except for those fixed assets acquired and accounted for under the “Asset Acquisition Method” utilizing fair value measurements.  Maintenance and repair are charged to expense as incurred, renewals and improvements that extend the useful lives of assets are capitalized.  Depreciation on property and equipment is computed using the straight-line method over the assets’ estimated useful lives as follows:

Buildings                                                                 20 years
Mining equipment                                                 10 years
Vehicles                                                                     3 years
Office furnishings & equipment                            5 years

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage.  As of June 30, 2011, there was no depreciation nor amortization as the assets have not yet been placed in service.

Impairment of Long-Lived Assets
The company adheres to ASC 360-10-20, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on undiscounted cash flows.  An impairment test for the asset acquisition from Pan American Zinc Company was conducted as of June 30, 2011.  At June 30, 2011, an impairment loss was recognized, Refer to Note E – Impairment.

Revenue Recognition and Production Costs
Revenue is totally from engineering consulting services. At June 30, 2011, there had been no production from any of the Company's properties.

Reclamation and Remediation Costs (Asset Retirement Obligations)
The Company has adopted ASC 410-20 - Asset Retirement Obligation which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of June 30, 2011, the Company is obligated to place an environmental and reclamation bond on a recent purchase of a mineral interest. Refer to Note F.

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. As of June 30, 2011 and December 31, 2010 no options had been exercised.

Income Taxes
The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes. ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates.  Income tax information is disclosed in Note J – Income Taxes of the condensed consolidated financial statements.

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

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On June 30, 2011 and June 30, 2010, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense

At December 31, 2010, prepaid expenses encompassed two mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Mining Properties of the audited financial statements for the year ended December 31, 2010. During the second quarter the lease purchase option on the Pan American Mine property was exercised (refer to Note E – Plant, Property & Equipment).  In addition, a prepayment of $100,000 for financial advisory services was paid to Laidlaw & Company (UK) Ltd. At June 30, 2011 and December 31, 2010, prepaid expenses were comprised of the following:
	June 30, 2011	December 31, 2010

Prepaid lease - Prince Mine	$17,807	$42,467

Prepaid lease – Pan American Mine	0	36,712

Prepaid financial advisory fee	62,500	0

Prepaid rent – related party	8,500	0

Prepaid - Other	3,800	1,351

Total Prepaid Expense	$92,607	$80,530

Note D – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	June 30, 2011	December 31, 2010	Highest & Best Use	Level of Input	Valuation Method/ Approach

Land	$270,000	$0	In use	3	Market
Mineral interests	900,000	0	In use	3	Income
Land improvements	37,500	0	In use	2	Market
Buildings	49,310	0	In use	3	Cost
Equipment	450,000	0	In use	3	Cost
	$1,706,810	$0
Less: accumulation depreciation/amortization	0	0
Net Property, plant and equipment	$1,706,810	$0

No depreciation or amortization has been recorded as the assets have not been placed in service.

The assets noted above were acquired on April 21, 2011 from Pan American Zinc Company (Refer to Note I – Contracts Payable.  The purchase was accounted under the “Asset Acquisition Method”, pursuant to ASC 805 – Business Combinations.  Fair value measurements are “provisional” and were made by obtaining the best information available as of the date of acquisition.  Due to this recent purchase, the Company engaged a technical engineering consultant to assist management in the determination of fair values by identifying the acquired assets, categorizing them, determining their “highest and best use” and determining the market participants and disclosing the level of inputs.

Provisional fair values were assigned each category of fixed assets based on ASC 820- Fair Value Measurement by applying the guidelines sets forth therein.  Management has identified the principal market for purposes of the valuation of these assets as either development stage companies in the primary metals industry or established junior mining companies.  The valuation premise applied on these fixed assets was “in-use”, which “assumes the maximum fair value to market participants is the price that would be received by the reporting entity assuming the asset would be used by the buyer with other assets as a group that would be made available to potential buyers”.  Pursuant to requirements stated in ASC 820, Management will be obtaining a business valuation from an independent consultant in the ensuing weeks and based on the fair values derived, will be adjusting the stated amounts of the acquired assets for this particular reporting period ended June 30, 2011.

Under ASC 820, the inputs, which are the assumptions that market participants would use in pricing an asset are classified in three levels, as follows:

Level 1 –  These inputs are considered the most reliable evidence of fair value; these inputs consist of quoted prices in active markets for identical assets
Level 2 –  These inputs are quoted prices for those assets that are directly or indirectly observable; these inputs are to be considered when quoted prices for identical assets are not available.
Level 3 –  These inputs are unobservable; these inputs are necessary when little, if any, market activity occurs for the asset.

Provisional fair value measurements of the “significant asset group” on the acquisition of the Pan American mine assets were reduced or impaired upon initial recognition to their net salvage value as follows:

Land was valued by applying level three inputs or unobservable inputs as little, if any, market activity has occurred for this asset.  This property has laid idle for 30 years, when it was last mined in 1978.

Mining claims were valued applying level three inputs; utilizing the market approach, and determined by a geology engineering consultant based on a standard method of the valuation of mineral assets as applied to “proven and probable” ore reserves from the  predecessor owner’s report and applying standard market factors taken from the “Davis, 2002, Economic Methods of Valuing  Mineral Assets”.  Due to uncertainties regarding adequate funding and demonstrable support for future undiscounted cash flows that  exceed estimated fair value of the acquired ore reserves, Management’s position is that there is some underlying value in the reserves   whereby the Company could sell the mining claims outright to an interested market  participant for at least 50% of the initial value  established.

Water rights acquired were valued using level two inputs; quoted prices of similar assets. Water rights were initially valued at the cost of establishing a similar commercial well.  For valuation purposes, water rights are considered transferable to an interested market participant for at least half of that value.

Buildings were valued applying level three or unobservable inputs; the cost approach was used in arriving at a  valuation based on a cost per square foot that a market participant would be willing to pay.  In the case of the building valuations, estimates were applied based on knowledge of the industry, considering the age and condition of the assets.  Ninety percent (90%) of this value is considered impaired, as proceeds from steel scrap would cover the cost of demolition or removal for use elsewhere.

Equipment was valued applying level three or unobservable inputs; Equipment is in poor to fair condition and some will require replacement.  In considering impairment, the inherent risk is that the equipment on a stand-alone basis would sell at 25% less than the assigned values, if utilized elsewhere. Estimates were applied based on knowledge of the industry, considering the age and condition of the assets.

Note E – Impairment of Long-lived Assets

Pursuant to ASC 360-10-35, “ if the carrying value of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable, i.e., the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition, then an impairment loss must be recognized”.  Due to uncertainties present as of June 30, 2011, i.e., lack of adequate funding and demonstrable support for future undiscounted cash flows that exceed estimated fair value of the acquired assets, the Company has elected to initially recognize the asset’s fair value for newly-acquired assets of the former Pan American mine property at the asset’s salvage value.

Upon initial recognition of fair valuation for this business acquisition, the difference between the acquisition costs and the provisional fair values is reflected as Goodwill in the amount of $1,564,900.  Goodwill represents the excess of the acquisition costs over the assigned fair values of the “significant asset group” as of April 21, 2011, the date of acquisition.  At June 30, 2011, an impairment test pursuant to the general guidelines described in ASC 350-20-35-2 and more specifically ASC 350-20-35-4 thru 35-14 – Recognition and Measurement of an Implied Loss was performed.  Based on the impairment analysis, a review of available data and evidence as of the reporting date, Goodwill is fully impaired as of June 30, 2011.

Note F – Deferred Asset Retirement Cost and Asset Retirement Obligation

On April 21, 2011, the Company acquired land and mineral rights located in Nevada from Pan American Zinc Company, which obligated the Company to place an environmental and reclamation bond in the amount of $1,500,000, at the date of escrow, February 21, 2012 for past mining and processing activities on the property previously owned and operated by Pan American Zinc Company.   The fair value of the asset retirement obligation cannot be estimated as the purchase of this property is very recent.  The value assigned was contractual and determined by the seller.

Pursuant to ASC 410-20, initial recognition of requires an “increase to the carrying amount of the related long-lived asset”.  At date of acquisition, April 21, 2011, the Company established a “Deferred Asset Retirement Cost’ for $1,402,000, which represent the net present value of the environmental obligation contractually assumed.  The asset retirement obligation (“ARO”) is primarily for the remediation and clean-up of manganese mill tailings, consisting of approximately 150,000 tons of off-specification manganese concentrates or tailings and are considered hazardous material and require removal or disposition per appropriate environmental regulations including a portion for purposes of general remediation and clean-up in and around the processing facilities, including some waste piles.

Once the Company develops a reclamation plan that is approved by the State of Nevada, an “ARO” calculation, pursuant to established ASC guidelines will be made with a charge to “accretion’ expense, as appropriate

Note G – Investments

On  November 30, 2010, the company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”) , a Canadian company.  At December 31, 2010, the Company owned a 17.4% interest in Continental, whose outstanding shares were 34,528,001.

At date of acquisition, the Company made the determination that the “Equity Method” of accounting was warranted in that the Company was deemed to exercise significant influence and control over Continental’s policies and operations, although the percentage was below the 20% threshold pursuant to FASB ASC 323-10-15-6 – Significant Influence.   The Company has one director and an officer who represent Continental as directors.

The company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period.   At the date of acquisition and at December 31, 2010 and June 30, 2011, there is no measurable value in the common stock of Continental Mining and Smelting Limited.  The company is newly-formed and is seeking to go public in the Canadian stock exchange (TSX) within the year.

At December 31, 2010, the Company’s share of losses for the year then ended was $27,045.  For the six months ended June 30, 2011, the Company’s proportional share of Continental’s losses were $99,458 and for cumulative losses, inception to–date of $126,503.   These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

Note H – Note Payable

On December 21, 2010, the Company obtained a convertible note in the amount of $75,000 from Tintic Standard Gold Mines, Inc. This bridge loan was made in contemplation of the Company obtaining $2,000,000 in equity financing from other independent third-parties.

Stated interest for the ninety-day period is $10,000 and as additional consideration, the holder was granted fifty thousand shares of our common stock on December 31, 2010. These shares are “restricted” shares and bear “piggyback and demand registration” rights.

On March 31, 2011, an extension pursuant to the terms of the note was made. At March 31, 2011, interest in the amount of $10,000 was accrued and an additional 25,000 shares of common stock was issuable to Tintic Standard Gold Mines, Inc.  On April 21, 2011, management negotiated a settlement on the convertible note and issued 499,077 shares of the Company’s common stock to retire the debt.

In addition, on April 21 2011 the Company exercised its purchase option agreement for the Pan American Mine assets – refer to Note I – Contract Payable.  On execution of the option to exercise, a promissory note in the amount of $100,000 was issued to Pan American Zinc Company, payable in ten equal monthly installments of $10,000, interest only.   At June 30, 2011, the net present value, less interest payments applied amounts to $62,270.

Notes payable as of June 30, 2011 and December 31, 2010, respectively, are shown below:

	At June 30, 2011	At December 31, 2010

Promissory note – Pan American Zinc Company	$62,270	$0
Short-term convertible note – Tintic Standard Gold, Inc.	0	75,000
	$62,270	$75,000
Less: Discount on note	0	(66,667)
	$62,270	$8,333

Note I – Contract Payable

On April 15, 2011, the Company exercised its option to purchase the assets of the Pan American Mine from Pan American Zinc Company.  Terms of the contract required the issuance of a promissory note (refer to Note H), interest only, for the initial ten months, with installments of $10,000 each, commencing May 23, 2011.  The contract price of $3,500,000 is due and payable, cash in full, on or before February 23, 2012.  At the Company’s option, a partial payment of $1,500,000 can be paid, on or before February 23, 2012, together with the delivery of a promissory note for the remaining balance of $2,000,000. Additionally, the company is obligated to place an environmental and reclamation bond in the amount of $1,500,000 at time of escrow.

As of June 30, 2011, the Company is reflecting a net present value of $3,271,710, based on an imputed interest rate of 3.41%.

Note J - Income Taxes

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

At June 30, 2011 the Company recorded a deferred tax benefit of $365,914, but due to a going-concern issue, Management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables which average 33% at June 30, 2011 and December 31, 2010.

Net deferred tax assets consists of the following components:
	June 30,	December 31,
	2011	2010

Deferred Tax Asset	$365,914	$203,503
Valuation Account	(365,914)	(203,503)
Net Deferred Tax Asset	$0	$0

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

Note K – Shareholders’ Equity

Stock Issuances
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

During the quarter ending June 30, 2011, the Company has sold, as part of a private placement, 7,699,998 units, each unit comprising of one share of common stock and one Class A common stock warrant, at an exercise price of $0.20 per share.  Proceeds realized through June 30, 2011, after costs of issue were $1,015,276.

Stock Option Plan
At November 1, 2010, the Board of Directors (“Board”) of the Company authorized the approval of a stock option plan (the “Plan”). The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. The Board authorized the Corporation to issue up to 20% of the total number of outstanding shares of the Company’s common stock as Stock Options. Because no vesting is required, the cost of compensation was recognized entirely during the quarter the options were issued.

Options outstanding as of June 30, 2011 are as follows:
	No. of shares	Weighted – Average Exercise Price	Contractual Life
Outstanding – January 1, 2011	3,300,000	$0.20	5.0 years
Granted	0	-
Exercised	0	-
Forfeited	0	-
Outstanding – June 30, 2011	3,300,000	$0.20	5.0 years

Warrants
During the quarter ended June 30, 2011, as a component of the 8,237,998 “units” we sold in private placements, we issued 8,237,998 Class A common stock warrants, each granting the holder the right to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expires in three years. At June 30, 2011, none had yet been exercised.

Warrants outstanding at June 30, 2011 were as follows:

Expiry Date	Warrant Type	Number of Warrants	Exercise Price	Fair Value

May 20, 2014	Investors	7,698,998	$0.20	$2,310,000
June 14, 2014	Broker	539,000	$0.20	$161,700
Total		8,237,998		$2,471,700

Fair value was determined using the Black-Scholes model with the following assumptions:

Stock price                                                           $0.30
Expected life                                                        3 years
Volatility                                                               341%
Dividend yield                                                     nil
Annual risk-free interest rate                            3%

The Company estimated the total value of the warrants at $2,471,700 which were treated as a cost of issue which debited and credited Paid In Capital, resulting in a null journal entry and no impact on our financial statements.

Note L - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	June 30,	December 31,
	2011	2010
Due From Related Parties
Atlas Precious Metals, Inc.	$690	$15,860
Arimetco, Inc.	240	59
Total	$930	$15,919

Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$0	$36,589
Atlas Precious Metals, Inc.	0	11,500
Total	$0	$48,089

Related party transactions have occurred with the following related party entities:

Atlas Precious Metals Inc. had contracted engineering services from International Silver, Inc. related to feasibility studies and other general engineering services at their smelter located in Potosi, Bolivia.  At December 31, 2010, Atlas Precious Metals Inc. suspended its activities in Bolivia, thus terminating the contract.  The balance due from Atlas Precious Metals Inc. on this contract as of December 31, 2010 was $15,860.  At June 30, 2011, the balance on this contract had been paid.

Arimetco, Inc. utilizes periodic courier services paid by International Silver, Inc. and reimburses the Company.

The Company previously owed various demand notes to Harold R. Shipes.  Mr. Shipes is the Chief Executive Officer and Chairman of the Board of Directors of International Silver, Inc. and the founding member of the Company.  On July 12, 2010, the Company reduced its debt owed to him by $50,000 by issuing two million shares of common stock in exchange.  At June 30, 2011, no debt remained outstanding.

The Company rents (subleases) its administrative offices in Tucson, Arizona from Atlas Precious Metals Inc., an affiliate.  Effective April 1, 2011, the Company entered into a revised lease agreement for additional office space for a short-term period.  The lease terms on this short-term agreement, is effective from April 1, 2011 through September 30, 2011, with total rents due in the amount of $51,000, payable $8,500 per month.  Rental expense for the administrative offices for the six months ended June 30, 2011 is $27,000.
As of June 30, 2011, there was no outstanding balance due.

Note M – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through June 30, 2011 are $327,526. Exploration costs incurred for the six months ended  June 30, 2011 were $43,604.

Note N – Committments and Contingencies

At June 30, 2011, the Company was committed to a short-term lease agreement, as disclosed in Note L – Related Parties.  Pursuant to the lease agreement, the Company is committed to pay $25,900 in future lease payments through September 30, 2011.  At the Company’s option, it can renew for a one-year period at $9,500 per month.

Note O – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the condensed financial statements and has disclosed all material events that have transpired subsequent to June 30, 2011 up through the issuance date.

Note P – Restatement of Previously Issued Financial Statements

The Company’s previously issued financials statements for the period ended June 30, 2010 have been restated due to the reclassification of Other Revenues that were reclassified in the amount of $145 for the three months ended June 30, 2010 and $523 for the six months ended June 30, 2010.  The reclassifications represent courier service reimbursements from related entities for those respective amounts.  Additionally, we reclassified audit/review fees to prepaid expenses from other general and administrative expense, resulting in an overall net increase to net income of $2,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2010, we reclassified impairment losses of $15,000 from other income/expenses to operating expenses.   The increase to net income for the six months ended June 30, 2010 due to these restatements amounted to $2,000.

	Original	Change		Restated
	Three Months Ended June 30, 2010
STATEMENT OF OPERATIONS
Revenue
Other	$145	$	(145)	$0
Total	$27,535		$(145)	$27,390
Operating Expenses
All other general & administrative	$17,090		$(2,145)	$14,945
Total operating expenses	$18,590		$(2,145)	$16,445
Net Income	$8,945		$2,000	$10,945

	Six Months Ended June 30, 2010
STATEMENT OF OPERATIONS
Revenue
Other	$523	$	(523)	$0
Total	$57,193	$	(523)	$56,670
Operating Expenses
Impairment Loss	$0		$15,000	$15,000
All other general & administrative	$35,657		$(2,523)	$33,134
Total operating expenses	$39,557		$12,477	$52,034
Other income/(expense)	(15,000)		15,000	$0
Net Income	$2,636		$4,636	$2,000

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

Results of Operations

For the three months ended June 30, 2011 (the “June 2011 Quarter”) as compared to the three months ended June 30, 2010 (the “June 2010 Quarter”)

Operating Performance
For the June 2011 Quarter, we recorded a net loss of $1,856,889, as compared to a net income of $10,945 for June 2010 Quarter or an increase in net loss of $1,867,834.  The large increase resulted primarily from an impairment loss of goodwill on the business acquisition of the Pan American mine assets.  Other reasons stem from reduced revenues from engineering services and increased administrative costs as the Company has been actively pursuing financing and is preparing to engage in development work on one of its properties.

During the June 2011 Quarter our revenues from engineering services decreased to $5,500, compared to $27,390 during the June 2010 Quarter, a decrease of $21,890.  This resulted from cessation of engineering services rendered to a related party.

Operating expenses reflected during the June 2011 Quarter were $1,840,056 an increase of $1,823,611 as compared to operating expenses of $16,445 for the June 2010 Quarter.  Most of the increase resulted from an impairment loss and administrative expenses, salaries, consulting, etc. as a result of the Company obtaining financing to commence plans for development work on the Pan American mine property recently acquired and exploration work underway on other mining leased property.  Additionally, the Company incurred mining lease expenses on the Prince Mine properties during the June 2011 Quarter.

A net increase in Other Expenses of $22,333 during the June 2011 Quarter, as compared to the June 2010 Quarter, was due to interest expense as a result of the purchase of the Pan American mine assets. There was no interest expense incurred during the June 2010 Quarter.

For the six months ended June 30, 2011 (the “First Half 2011”) as compared to the six months ended June 30, 2010 (the “First Half 2010 ”)

Operating Performance
For the First Half 2011, we recorded a net loss of $2,030,434, as compared to a net income of $4,636 for First Half 2010 or an increase in net loss of $2,035,070.  The increase has resulted from an impairment loss on goodwill and from reduced revenues from engineering services and increased administrative costs as the Company has been actively pursuing financing and is preparing to engage in development work on one of its properties.

During the First Half 2011 we had revenues of only $5,500, as compared to $56,670 during the First Half 2010, as engineering services contract with a related party have terminated.

Operating expenses incurred during the First Half 2011 were $1,920,684 an increase of $1,868,650 as compared to operating expenses of $52,034 incurred during the First Half 2010. The largest increase was due to the impairment loss recognition of an impairment loss on Goodwill in the amount of $1,564,900 relating to the acquisition of the Pan American Mine assets.  Exploration work on both the Prince and Pan American mine properties and the mineral lease expense related to the two properties account for an increase in expenditures of $104,974 over the same period last year.  Increased administrative expenses in the amount of $198,776 for salaries, consulting, rent and various other administrative expenses were due to the commencement of planning for development work on the Pan American mine property recently acquired.

Financing costs in the amount of $115,250 were incurred during the First Half 2011 as compared to none during the First Half 2010 as a result from a bridge loan obtained in December of 2010 and interest incurred on a promissory note relating to the acquisition of the Pan American assets.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the six months ended June 30, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than for engineering services, and our net losses from inception as a development stage company, which total approximately $3,181,574, the outstanding arrangements with related parties and uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through private placements, short-term notes payable, and some on-going engineering consulting services. The capital required to execute our total business vision and objectives is significant. During 2011, we continue to be engaged in efforts to raise additional capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives.

We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by raising funds through an equity funding. We anticipate total spending requirements of approximately $4.5 million pending adequate financing over the next twelve months, in the following areas:

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

We cannot meet these requirements from our present operations. We intend to seek to finance these activities through the sale of our equity securities. We cannot assure you that we will be able to raise sufficient funds, if any, through the sale of our equity securities, and our inability to raise these funds will impair our ability to develop our business.  Further, any sale of equity securities is likely to result in significant dilution to our shareholders

Cash and Cash Flows

Cash on hand at June 30, 2011 was $647,610 as compared to $54,937 at June 30, 2010. The increase in cash of $593,000 at the end of the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was due to proceeds realized from an ongoing private offering, net of cash operating expenditures incurred through June 30, 2011.

In regards to investing activities for the six months ended June 30, 2011, there was no cash impact on the purchase of the Pan American assets aside from interest only payments of $20,000 made on a promissory note.  Close of escrow is scheduled for February 21, 2010.  No other investment activities impacting cash occurred during the first half of 2011.

Financing activities undertaken during the first half of 2010 included the sale of common stock from a private placement offering initiated in May, 2011 and continuing through June 30, 2011.  As of June 30, 2011, cash proceeds, net of issue costs were $1,015,276.

Going forward, our business plan does not reflect, nor do we anticipate, any revenues during the remaining part of our exploration phase. We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities.

Exploration Costs – Inception to Date
On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities and incurred the following costs:

Capitalized Acquisitions
a) Purchased the Tecoma Mine (fee simple) – Year 2007	$90,000

b) Sale of Tecoma Mine – Year 2008	(90,000)

Exploration Costs:
a) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are as indicated in 1)–4):
1) El Cumbro property	14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	46,729

d) Other exploration sites (evaluation)
1) Anaconda	7,500

2) Oro Blanco	8,840

3) Pioche	58,535

4) Arizona Silver	3,336

5) Mohave Gold	1,050

6) Zonia Mine	700

e) General Administrative Costs	21,251

Total acquisitions and exploration costs	$327,526

These direct exploration costs account for approximately 10% of the total operating expenditures of $3,463,163, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Condensed Consolidated Financial Statements for the quarter ended June 30, 2011 have been applied consistently with the year ended December 31, 2010.

Recently Enacted Accounting Standards

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in management’s opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements.

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

Exploration Phase I:
1)
Evaluation of existing mine plans and reserves calculations:
Both Prince and Pan American were operating mines when shut down and have operations plans and reserves calculations. These will be organized and evaluated and prepared for required supplemental work and digitizing to determine the accuracy and reliability of existing data. Initial attention will focus on the development of an open pit resource at the Prince Mine and plan the drilling program to develop that resource. Simultaneously, a second crew will evaluate the Pan American Mine for re- start. The initial programs will require approximately three months and will proceed simultaneously with the physical rehabilitation of underground workings of both mines.

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
No later than month six, all accumulated data from underground and surface sampling, geo-chemical and geo-physical studies will be evaluated to confirm the highest priority targets for open mining on the Prince Mine. A drilling contractor will be hired to conduct the drilling program to define tonnages and grades of reserves. The contractor will be managed by the Mine Manager with sampling under the supervision of our Geologist. Two helpers will be required. It is estimated that this program will require up to four months.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the second quarter ending June 30, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls
Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending June 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
As of June 30, 2011, we have an accumulated deficit of $3,357,608. We are an exploration stage enterprise and have generated nominal revenue during our exploration stage. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $4.5 million of financing, we will be unable to pursue our business plan and operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock. Further, if we raise funds through the sale of our equity securities, our shareholders will suffer significant dilution.

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
None of the properties or claims on which we have the right to explore for silver and other precious metals is known to have any confirmed commercially mineable deposits of silver or other metals that may be mined at a profit. We may be unable to develop our properties at a profit, either because, 1) the deposits are not of the quality or size that enable us to make a profit from actual mining activities or 2) because it may not be economically feasible to extract metals from the deposits.  In either case, you may lose part or all of you entire investment.

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

INTERNATIONAL SILVER, INC.

Dated: August 22, 2010	By:	/s/Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 22, 2010
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	August 22, 2010
John A. McKinney	Executive Vice President
(Principal Financial Officer)

Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002