Form 10-Q/A
period 2011-06-30
INTERNATIONAL SILVER INC
filed 2011-08-29
CIK 1419482

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

Exhibit Index located at page 31

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to International Silver, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the Form 10-Q), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Tresury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total
Shares issued:
Prior to June 16, 2006		1,000		$258,522			$(176,034)	$0	$82,488
At June 16, 2006		1,000		$258,522	0	$0	$(176,034)	$0	$82,488

Stock Split - 12,000:1
July 24, 2006		12,000,000	$1,200	(1,200)					0
Shares issued for services
September 13, 2006	$0.0750	1,000,000	100	74,900					75,000
October 21, 2006	$0.0500	100,000	10	4,990					5,000
Shares issued for property
September 19, 2006	$1.0000	30,000	3	29,997					30,000
Shares issued for acquisition
Metales Preciosos,
S.A. de C.V.
October 21, 2006	$0.1846	300,000	30	55,355					55,385
Net Income/(Loss)								(163,224)	(163,224)
At December 31, 2006		13,430,000	$1,343	$422,564	0	$0	$(176,034)	$(163,224)	$84,649

Shares issued for cash
May 4, 2007	$0.5000	400	0	200					200
May 11, 2007	$0.5000	2,000	0	1,000					1,000
May 14, 2007	$0.5000	4,000	0	2,000					2,000
May 16, 2007	$0.5000	600	0	300					300
June 4, 2007	$0.5000	3,000	0	1,500					1,500
October 29, 2007	$0.5000	4,000	0	2,000					2,000
November 6, 2007	$0.5000	28,000	3	13,997					14,000
November 8, 2007	$0.5000	18,000	2	8,998					9,000
November 13, 2007	$0.2500	200,000	20	49,980					50,000
Shares issued for services
May 22, 2007	$0.0550	100,000	10	5,490					5,500
September 13, 2007	$0.0400	250,000	25	9,975					10,000
September 21, 2007	$0.0400	150,000	15	5,985					6,000
Shares exchanged for debt
June 30, 2007	$0.5000	336,186	33	168,060					168,093
Net Income/(Loss)								(128,147)	(128,147)
At December 31, 2007		14,526,186	$1,452	$692,048	0	$0	$(176,034)	$(291,371)	$226,095

Shares issued for services
June 12, 2008	$0.1333	150,000	15	19,985					20,000
Shares exchanged for debt
September 8, 2008	$0.2890	335,567	35	96,945					96,980
Shares repurchased
November 10, 2008					(30,000)	(30,000)			(30,000)
Net Income/(Loss)								(298,788)	(298,788)
At December 31, 2008		15,011,753	$1,501	$808,978	(30,000)	$(30,000)	$(176,034)	$(590,159)	$14,286

Shares issued for services
October 6, 2009	$0.0100	3,550,000	355	35,145					35,500
Net Income/(Loss)								(82,160)	(82,160)
At December 31, 2009		18,561,753	$1,856	$844,123	(30,000)	$(30,000)	$(176,034)	$(672,319)	$(32,374)

Treasury shares cancelled
January 10, 2010	$1.0000	(30,000)	(3)	(29,997)	30,000	$30,000			0
Shares issuable
March 3, 2010	$0.0025	0			6,000,000	15,000			15,000
Shares issued for land
April 26, 2010	$0.0025	6,000,000	600	14,400	(6,000,000)	(15,000)			0
Shares exchanged for debt
August 18, 2010	$0.0250	2,000,000	200	49,800					50,000
Shares issued for cash
August 24, 2010	$0.0200	2,000,000	200	39,800					40,000
Stock option - grants issued
November 1, 2010	$0.1200			396,000					396,000
Shares exchanged for
convertible note
December 31, 2010	$0.6000	50,000	5	74,995					75,000
Net Income/(Loss)								(478,821)	(478,821)

At December 31, 2010		28,581,753	$2,858	$1,389,121	0	$0	$(176,034)	$(1,151,140)	$64,805

Shares issuable
March 31, 2011	$0.6500	0			25,000	16,250			16,250
Net Income/(Loss)								(173,545)	(173,545)

At March 31, 2011		28,581,753	$2,858	$1,389,121	25,000	$16,250	$(176,034)	$(1,324,685)	$(92,489)

Retirement of convertible
note
4/21/2011	$0.2050	499,077	50	102,308	(25,000)	$(16,250)			86,108

Private placement:
5/18/2011	$0.1500	2,666,667	266	399,734					400,000
5/25/2011	$0.1500	1,333,334	133	199,867					200,000
5/27/2011	$0.1500	1,500,001	150	224,850					225,000
5/31/2011	$0.1500	533,331	53	79,947					80,000
6/1/2011	$0.1500	333,333	33	49,967					50,000
6/15/2011	$0.1500	1,000,000	100	149,900					150,000
6/23/2011	$0.1500	333,332	34	49,966					50,000

Stock issuance costs				(139,724)					(139,724)

Net Income/(Loss)								#REF!	#REF!

At June 30, 2011		36,780,828	$3,678	$2,505,935	0	$0	$(176,034)	#REF!	#REF!

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2011, the Company completed a private placement of its common stock totaling $1,155,000.  Casimir Capital LP was the placement agent for the financing.  The private placement consisted of the issuance and sale of an aggregate of 7,699,998 units at a purchase price of $0.15 per unit.  Each unit is comprised of one share of common stock and a three-year warrant to purchase one share of common stock at a price of $0.20 per share.  The sale of unregistered securities were to third party individuals and companies not related to International Silver, Inc.

The aggregate sales price was $1,155,000 with placement agent fees paid in the amount of $80,850, including the issuance of three-year placement agent options to purchase a total of 539,000 units at a purchase price of $0.15 per unit.  Proceeds realized have been initially utilized to pay for legal and administrative fees related to this private placement.  Additionally, as of June 30, 2011, the Company has applied some of these proceeds to pay for additional exploration activities and general administrative services.

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