Form 10-K/A
period 2010-12-31
INTERNATIONAL SILVER INC
filed 2011-10-21
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K /A
Amendment No. 3

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

PART I

This annual report of Form 10-K/A is being filed as an amendment to our Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 25, 2011.  This amendment reflects changes in Part 1, Item 1 – Business (General and Description), Item 2 – Properties, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operations and Exploration Phase I and II, Item 8 – Financial Statements and Supplementary Data – Consolidated Statements of Income, Note A – Organization and Business – Key Properties and Note J – Related Party Transactions, Item 9A – Controls and Procedures.   Currently dated and amended Exhibits 31.1, 31.2, 32.1 and 32.2, signed by the principal executive and financial officer, are included in this filing.

Item 1. Business

International Silver is referred to herein as “we”, “our” or “us”

Business

Glossary

Adits - An underground mine tunnel with only one end daylighting.

Alluvial (valleys) - Material created by the erosion of rocks by water, air and climate conditions.

Argentite - Silver sulfide

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

Wulfenite - A mineral of tungsten.

General

We are an exploration stage company that searches for mineral deposits of precious metals . We have not yet engaged in either development or production stage activities. We plan to acquire, stake claims, or lease exploration properties, and conduct exploration activities in North America.

The primary assets of International Silver, Inc., are the 1) Calico Silver Project, an exploration project , located in the Calico Mining District of San Bernardino County, California and held by unpatented Federal lode mining claims owned by the company; 2) its Lease/ Option to acquire and explore the Prince Mine; 3) its Lease/ Option to explore and purchase the Pan American Mine and the Caselton Concentrator; 4) a block of 495 acres of unpatented Federal lode mining claims adjacent to the Prince Mine and 4 5 0 acres of unpatented Federal lode claims adjacent to the Caselton Mine and Mill, both claim blocks owned directly by us.   A ll of the latter assets are located in the Pioche Mining District of Lincoln County, Nevada. The Prince Mine and Pan American Mine with the Caselton Concentrator are former producing silver lead zinc gold mines with mineral extraction facilities that are inactive and on a “care and maintenance” status.

Although we generated total revenues of $145,659 in 2009 from engineering/mining related consulting services, revenues generated decreased to $63,660 in 2010. Engineering related revenues, along with funding from third-party sources allow us to continue our focus on exploration and development activities.

We have relied upon funds raised from the sale of our common stock funds from private placements and limited engineering services to cover our operating costs and expenses. Management is pursuing additional funding for exploration at the Prince and Pan American Mines and for general corporate activities. Our independent accountant has issued an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Business

We are an exploration stage company that engages in exploration activities. An exploration stage company searches for mineral deposits or reserves, and has not yet engaged in either development or production stage activities. We plan to acquire, stake claims, or lease exploration properties, and conduct exploration activities in North America.

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

Employees

We currently have six employees: (a) Mr. Harold R. Shipes, our Chief Executive Officer; (b) Mr. John A. McKinney, our Executive Vice President/Chief Financial Officer; (c) Mr. Matthew J. Lang, our Vice President of Administration/Corporate Secretary; and (d) Mr. Daniel Dominguez our Corporate Controller; (e) Mr. Alexander Makaron, our Engineer and (f) Ms. Danielle Lang, Staff Accountant.

Production Distribution Methods

Should we be successful in producing metallic concentrates, we will attempt to sell such concentrates directly to smelters or to metals trading companies for shipment to smelters around the world. Should we be successful in producing precious metals, we will attempt to sell them directly to precious metals trading companies that purchase the metals in connection with their ongoing trading activities of such metals.

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
•
Sample preparation and assay services in both areas from ALS Chemex, a world-wide, registered, assay laboratory located in Canada and American Analytical laboratories a certified and registered laboratory with offices in Sparks and Elko Nevada.;

•	Purchase of bulldozers, excavators, and grading equipment through equipment companies such as the Catepillar dealer and use equipment dealer.
•	Smelting, refining and purchasing of product through Glencore, Trafigura, Gerald Metals, and Penoles;
•	Transportation through SPor UP Railways in the United States, Ferro Carriles de Mexico, and local truck haulage companies in both major areas;
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

Calico Silver Property

The following approvals will be required from the following government agencies   relative to our Calico Silver property prior to advanced exploration such as drilling:

●	California Department of Wildlife Management.
●	Bureau of Land Management in the case of the Plan of Operation allowing advanced exploration activities on Federal land held by unpatented mining claims..

Nevada Properties

The following approvals will be required from the following government agencies depending on the level of activity relative to our Pioche properties:

●	Water Quality Division of the Nevada Department of Environmental Protection, required prior to commercial processing of ore and or de-watering of mines for exploration.
●	Air Quality Division of the Nevada Department of Environmental Protection required only prior to commercial ore processing operations or construction of related facilities.
●	Explosives Permit from the Federal Bureau of Alcohol, Tobacco and Firearms required only prior to mine operation or other blasting activity.
●	Bureau of Land Management in the case of the Plan of Operation , if advanced exploration or mining activities are to be conducted on federal managed land held by unpatented mining claims.
● Nevada Division of Water Resources approval for drilling exploration wells.
● Federal Mine Safety and Health Administration must be provided notice of renewal of underground mining for inspection scheduling.

Costs and Effective of Compliance with Federal, State and Local Environmental Laws

Effect of Existing of Probable Governmental Regulations on our Business

Cost of Permits

We have budgeted $150,000 for initial permit related work, to be completed by our Consulting Geologist and other contract services.

Research and Development Expenditures/Last Two Years:

We have not engaged in any research and development or assumed any such expenses over the past two years, nor do we anticipate any such expenditure in the future. The processing technologies we will use for the recovery of metals are the standard technology used by the mining industry around the world.

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

Available Information.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk, and you should only consider an investment in our securities if you can afford to sustain the loss of your entire investment.  You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report on Form 10-K, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

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

None of the properties or claims on which we have the right to explore for silver and other precious metals is known to have any confirmed commercially mineable reserves of silver ore or ores of other metals that may be mined at a profit. We may be unable to develop our properties at a profit, either because:

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

Although we were incorporated in 1992 and continue to perform engineering services, acquired the Calico Silver Project in 2007 and gained control of the Prince and Pan American Mine s in 2010, we are still in the exploratory stage due to our change in business plans and have little operating history and have incurred losses during the exploratory period.  We have never had any revenues from exploration or mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties will be found to contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future, which will require us to raise funds to cover our ongoing costs. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful in implementing our current business plan and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have no history of mining operations.

The company has no history of mining operations, and there is no assurance that it will successfully operate profitably or provide a return on investment in the future. The costs, timing and complexities of mine construction and development are increased by the remote locations of our properties. It is common in new mining operations to experience unexpected problems and delays during construction, development, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations or that we will profitably produce metals at any of its properties. Other factors mentioned in this section entitled “Risk Factors” may also prevent us from successfully operating a mine.

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

The SEC requires us, as a reporting company, to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K.   O ur chief executive officer and chief financial officer, neither of which is an accountant, have concluded that our financial controls are in effective, we cannot assure you that, if our controls were reviewed by our independent registered accounting firm, such firm would reach the same conclusion.  We have not engaged any independent firm to evaluate our internal controls or to make recommendations with respect to internal controls.  If our auditors are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, especially in view of our need to restate prior financial statements, which could result in a decrease in the value of our securities.  We cannot assure you that we will be able to adequately address in a timely manner any internal controls issues in a timely manner. Further, although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor’s attestation if our public float exceeds $75 million.  Regardless of whether we are required to receive an attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, especially in view of our need to restate financial statements for the years ended December 31, 2009, potential investors may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer

Our common stock is thinly traded and the market price of our common stock is very volatile, leading to the possibility of its value being depressed at a time when you may want to sell your shares.

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

Exploration Properties and Claims

We may explore for various metals, including gold, silver, copper, lead, manganese, zinc, barite; however, our initial primary activities will focus on the exploration of silver. Our exploration rights were obtained through outright property acquisition, staking of federal mining claims on lands managed by the U.S. Bureau of Land Management ,purchase options of privately held surface and mineral rights, purchase of unpatented claims on Bureau of Land Management managed federal lands and through exploration leases. All are held by International Silver without underlying royalty interests .  Our properties are located in San Bernardino County, California and the Pioche mining district of Lincoln County, Nevada. These properties and the land tenure are further discussed in later sections  as:

●	The Prince Mine
	●	The Pan American Mine
	●	T he Castelton Concentrator
●	The Calico Silver Project.

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

The Pioche Mining District, Lincoln County, Nevada

Introduction:

Our principal area of interest is the Pioche District of Lincoln County, Nevada. We believe that this District represents a unique opportunity in North American mining, in that, we have secured control of a large portion of a very unique silver district and plan to continue to expand our holdings in this area. For the next few years, we will exclusively devote our attention to this district, to completing the acquisition of the Prince and Pan American Mines and the Caselton Concentrator, all of which we have under a lease with purchase option. Having a complete concentrator will enable us to a ffect a relatively quick start of production at a time when metal prices are at unprecedented highs. Much of the mineral ization in the district is completely oxidized, making it potentially amenable to low cost sulfuric acid leaching, solvent extraction and electro-winning to produce special high grade zinc, obviating the need for downstream smelting and dramatically increasing our recovery of zinc. The acid leaching will convert the lead to an insoluble lead sulfate which will act as a collector of precious metals and is amenable to re-flotation to produce a commercial lead/precious metals concentrate. Manganese will require reduction ahead of leaching, to produce a commercial electro-manganese dioxide through electro-winning. The district is of a size that may give many years of profitable commercial operations. Strong indications are that an open pit ore body may exist between the Prince Mine and the Caselton Concentrator and our initial exploration will be in this area and then in exploring the fully developed, but inactive, Pan American Mine.

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

Geology:

The Pioche Mining District encompasses roughly the northern half of the Pioche Hills but extends into the Highland Range to the west .  Th e Pioche Hills are a relatively minor mountain range that follows a northwest trend between Meadow and Lake Valleys. This trend is in marked contrast to the ranges both east and west which align themselves north-south. The Pioche Hills are largely composed of Cambrian sedimentary rocks but these are obscured on the southeast flank where overlain by Tertiary volcanic flow rocks. The mineralized area is entirely within Paleozoic sediments. The principal formations in ascending order are the Prospect Mountain Quartzite, Pioche Shale, Lyndon Limestone, Chisholm Shale and Highland Peak Limestone.

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

Both the Prince and Pan American Mines were underground mines which were developed on the very large sulfide replacement "channels" or structural zones containing silver, zinc, lead, gold and manganese with commercial ore grades, but with varying grade in each channel. The three principle and most significant channels are the Caselton Channel, the Prince Channel and the Pan American Channel. These channels are known to extend for several miles in length and range from 100 feet to as much as 1,800 feet wide with ore up to 90 feet thick. Typically, they historically grade d 2.3 ounces of silver and 0.02 ounces of gold per ton, 2.5% lead, 3.5% zinc and 12% manganese dioxide.

While the initial operations of both Prince and Pan American both focused on sulfide replacement ore bodies in limestone with much higher grades, massive oxidized mineralization is believed to remain which ha s only been minimally mined. As technology has advanced, significant opportunity remains in using the very low cost acid leaching of oxidized zinc, followed by solvent extraction and electro-winning to produce special high grade zinc cathode which can be sold at a premium. In the solvent extraction process, sulfuric acid is regenerated for re-use which minimizes costs of operation.   These methods of processing oxide ores will be evaluated in conjunction with our exploration activities in the district.

Property Description, Geology and History

The Prince Mine

An exploration lease with an option to acquire the Prince Mine property was entered into by International Silver on November 6, 2010 as further discussed in Note D.  The initial land position held under the lease/option consists of twelve patented lode mining claims held in fee simple title by Prince Mine LLC.  These claims comprise 227 acres of surface and mineral rights. Shoud the purchase rights be exercised the property title will transfer to International Silver without a retained royalty. Subsequent to the exercise of the lease, International Silver acquired through Federal mining law by location, an additional 495 acres in 25 lode mining claims on BLM managed lands next to the patented leased land.  The lease / option requires annual payments to the lessor.  The Federal lode mining claims require annual maintenance fee payments to the U.S. BLM.

The geology of the Prince Mine is characterized by substantial faulting and displacement of the silver – lead – zinc - gold carbonate replacement type of mineralization . The Prince member of the Lyndon formation has been uplifted along a northwest trending mineralized structure bringing a large block of oxidized mineralization very near the surface, to within ten feet in some areas. International Silver sampling and analysis indicates that this mineralizing structure likely continues past all known workings in the mine and past any drilling, and most likely intersects the Caselton Channel to the North. Our exploration target is an open pit ore body hosting as much as 15 million tons of mineralized material in these carbonate replacement horizons.

The Prince Mine is a n historic underground silver producer   w hich reportedly contains over 2 million tons of historically measured in-situ ore grade mineralization accessible through existing workings. Its main shaft is 850 feet deep and has several levels of drifts extending outward. It is located 1.5 miles from the Caselton Concentrator, a 1,500-ton per day minerals processing plant. Our immediate focus will be to explore the mineral ized zone through geochemical and geophysical surveys and surface drilling. Due to its proximity to the surface, the drill holes will be relatively shallow, 1000 feet or less .  At the same time, access to underground workings will be cleaned and repaired to allow inspection and verification sampling.   The program hopes to delineate mineralization amenable to mining but there are presently no known mineable reserves established for the mine property.

The Pan American Mine

An exploration lease with option to acquire the Pan American Mine and the Caselton Concentrator was entered into by International Silver on December 21, 2010 as further discussed in Note D.  The land position at the Pan American Mine consists of 44 patented lode mining claims held in fee simple by Pan American Zinc Company, a Nevada corporation.  These claims comprise approximately 900 acres of surface and mineral rights.  In addition, 78 federal unpatented lode mining claims over some 1600 acres were also included under the lease. If acquired through exercise of the option to purchase, all right, title and interest to the property is to be transferred without a retained royalty.   Mining or exploration on the unpatented federal claims will require acceptance of a new and updated Plan of Operation by the Bureau of Land Management. As lessee International Silver is responsible for payment of the annual BLM maintenance fees necessary to maintain the owner’s rights to the claims.   Monthly payments to the owner are also necessary to maintain the lease/option.

The Pan American Mine last operated as a Joint Venture between the Anaconda Corporation and the Bunker Hill Company which mined at a rate of 1, 5 00 tons per day of sulfide replacement ore grading 2 ounces of silver and 0.0 05 ounces of gold per ton, 1.2 % lead, 2 .4% zinc and 9 % manganese as carbonate. The ore was trucked 1 6 miles to the Caselton Concentrator for processing. A clean zinc concentrate containing an average of 5 4 % zinc, and a lead/precious metals concentrate grading 60% lead with 58 ounces per ton silver were produced. The lead/precious metals concentrates as well as the zinc concentrates, were shipped by rail to the Bunker Hill Company's smelting and refining complex in Kellogg, Idaho.   That refining complex is now closed.

Mine records of the Pan American Mine indicate that between 1.7 and 6.0 million tons of similar grade mineralization may exist in the mine but has been offset downward by faulting. The remaining offset has been identified through drilling but a measured reserve has not been established.

The mine operated as a room and pillar mine which allowed bulk mining using rubber tired haulage and mining equipment. The main entry adit is in very good condition as are haulage ways within the mine but much of the development is now under water.   The remaining mineralization reported by Bunker Hill is sulfide in nature and amenable to processing at the existing facilities .   In addition there may be substantial amounts of undefined oxidized mineralization in the Pan American Channel above and adjacent to the mine.   However, there are currently no known mineable ore reserves established for the mine at this time.

The focus of International Silver as regards the Pan American will be to determine how much readily accessible mineralization remains in the mine that could support a rapid start of operations with the Caselton Concentrator and to quantify the cost thereof. At the same time, the oxide resources of the Pan American Channel will be defined to determine their potential. This program consists of engineering and exploration only, and is to be conducted in advance of any future determination of the feasibility of renewed mining operations.

The Caselton Concentrator

The Caselton Concentrator is a 1500 ton per day sulfide flotation mill  located on 33 acres of fee land with surface rights only in sections 28 and 29 T1N R67E MDBM Lincoln County Nevada.  A lease with option to acquire the property was included with the lease option of the Pan American Mine.  Subsequently International Silver caused to be located some 22 unpatented federal lode mining claims comprising approximately 450 acres on BLM managed land adjacent to the Concentrator.  These mining claims were located over the western extension of the mineralized ore zone previously mined at the Caselton #2 Mine.  Although highly prospective, the claims host no known mineable reserves and are held for exploration.   An annual maintenance fee of $140/claim must be paid each August in order to maintain the rights to explore and possibly mine the unpatented claims.

The Caselton Concentrator facility was first constructed to process ores from the Combined Metals Reduction Company Caselton #2 Mine in 1944.  The concentrator was subsequently refurbished to process ore from the Pan American Mine in 1966 and again refurbished in 1976.  It was last operated commercially in 1978 and has been held on a care and maintenance status since that time.   Although basically sound, much of the equipment, particularly the electrical components, will require modernization prior to operation.  Roof panels also need replacement in the primary crushing section.

The mill is arranged to produce lead – silver concentrates and zinc concentrates.  It is equipped with a two stage crushing circuit which feeds eight 550 ton fine ore storage bins.  The bins feed three grinding and classification units which in turn provide feed for three flotation circuits capable of producing lead, zinc and manganese products through  roughing, cleaning and scavenging lines.  Three concentrate thickeners dewater the products prior to a three disk vacuum filtration plant.  A single 120’ diameter tailings thickener is present to assist water conservation and tailings disposal.  There are no lined tailings disposal areas to service the facility at present and such facilities will need to be designed and permitted prior to operation of the concentrator facility.  Power is supplied to the facility by the Lincoln County Power District through an adjoining 69 KV transmission line from the Hoover Dam.  Water for processing is secured by rights to pump the Caselton #2 Mine which was historically adequate to supply the mill.   Rail service for concentrate shipping was formerly provided by the U.P. directly to the Concentrator but has since been discontinued.  The nearest rail siding is now at the town of Caliente Nevada, approximately 20 miles distant.

Property Location and Access

The International Silver Inc. Pioche Mining District properties are located near the town of Pioche, the county seat of Lincoln County Nevada U.S.A.   State highway 93 serves Pioche.  The Prince Mine is about two miles southwest of the town and the Caselton Concentrator is about one and one half miles north-northwest of the Prince Mine.  Both are accessed by paved state road 320 which connects to highway 93.   The Pan American Mine is twelve air miles west of Caselton and is accessible by sixteen miles of graded county road, the Pan American Road.  The following maps further illustrate the access and relative positions of the Pioche District properties.

Calico Silver Project

The Calico Silver Project is an exploration project with a substantial land position in an area of known bulk mineable disseminated silver-barite mineralization. A wide and elongated zone of epithermal silver-barite veining which is exposed on the property will be the area initially investigated.

Geology and History

The project is in the Calico Mining District of Southern California.  The district has been the site of historic underground mining of bonanza grade silver deposits since the 1880’s and more recently has attracted notice for the discovery of large tonnage disseminated silver deposits.   The mineralization of the Calico Silver Project occurs in a series of parallel veins up to 50 feet wide in a zone several hundred feet wide and primarily visible at the surface. The veins strike NW/SE, dip steeply to almost vertical, and are traceable for 1.25 miles on the Leviathon claims . Country rock is tertiary volcanics in related pyroclastic and sedimentary formations. The Leviathon vein system is located northeast of the Calico Fault.   The Lilly claims are southwest of the fault in argillically altered tuffaceous sediments of the Barstow formation.  These claims lie directly between two known disseminated silver deposits, the Waterloo and Langtry but have not been adequately tested by exploration drilling.

Over 100,000 tons of barite ore wa s mined in the early 1950’s on the claims by open pit methods in a large cut known as the Leviathon Mine. Approximately 50,000 tons of drilling mud grade barite was shipped. Previous to this, all workings on the property were for underground silver mining in the Silverado Mine and the Silver Bow Mine and is believed to have occur red in the late 1890’s. Records are sketchy and no reliable information on these two mines has been located. The above information pertaining to mining only depicts historical information and has no significance whatsoever whether mineable mineral deposits presently exist on the mining claims.  The claims are held for exploration only as no mineable mineral reserves have as yet been discovered or developed.

Property Description

The Calico Silver Property consists of 60 unpatented Federal lode mining claims, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. The Claims are grouped as Leviathon, Silverado and Lilly groups that were located in September and October 2007, at which time the Bureau of Land Management approved the Company’s Notice of Location for Lode Mining Claims accepting that we have located and have the right to the unpatented mining claims. Each claim generally consists of 20. 66 acres for a total of 1,30 0 acres.   Annual maintenance fees of $140 per claim are required to be paid to the BLM each August in order to maintain the rights to explore and possibly mine on the federal land.
Property Location and Access

The Calico Silver Project, is located approximately 15 miles northeast of the town of Barstow, California, 145 miles northeast of Los Angeles. The small communities of Dagget and Yermo, California lie about six miles east from Barstow on Interstate 15 and taking the Meridian Road exit, then east one mile on Frontage Road to the Yermo cutoff, then 3.2 miles north on Merdian Road to the paved portion of the Randberg-Barstow Road, then two miles north to a dirt road which leads eastward onto the claims. Access to the property is accessible year round. There are no weather related conditions preventing access to the property on a year round basis. We know of no overriding environmental or archeological issues related to this property although it is located within the Mohave Desert Conservation Area and will be held to the applicable environmental compliance standards associated with that area.  The property is an exploration stage project without reserves and the sources for power and water, should exploration be successful, have yet to be determined.

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

In October, 2009, the Board of Directors approved a resolution to compensate its directors and employees for services rendered to the Company. On October 6, 2009, we issued 3,550,000 shares of our common stock to the Directors of our Company and to its employees for services rendered. Harold Shipes, John McKinney and Matthew Lang each received 1,000,000 shares. Michael Harrington, Herbert Dunham, Daniel Dominguez, Harrison Matson and Danielle Lang each received 100,000 shares. Alexander Makaron received 35,000 and  Viviana Medina received 15,000.

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

Item 6. Selected Financial Data

	December 31, 2010	December 31, 2009	Exploration Stage (since inception) June 16, 2006 to December 31, 2010
		(Restated)

Revenue	63,660	145,659	433,389
Total Operating Expenses	504 ,507	227,985	1,502 ,673
Cash on Hand	35,983	35,747	N/A
Total Assets	132,432	54,420	N/A
Current Liabilities	67,627	90,324	N/A
Working Capital (Deficit)	64,805	(35,904)	N/A
Accumulated Deficit	(1,327,174)	(848,353)	(1,151,140)
Exploration Costs	16,923	19,183	283,922

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

Net cash flow from operating activities decreased by $10 0,022 to ($114,764) at December 31, 2010, compared to ($14,742) at December 31, 2009. The decrease in cash flow from operations is attributed principally to (1) a net change in working capital of approximately $141,000, primarily from the lease option prepayments on two mineralized properties and 2) an increase in operating income of $37,000, resulting from decreased revenues of $82,000 and decreased operating expenses of $119,000.

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

Results of Operations

We incurred losses of $478,821 for the year ended December 31, 2010, an increase in losses of $396,661 over the prior year. The increase in losses are due to decreased revenues of $82,000, stock compensation expense of $39 0 ,000, an increase in interest expense of $19,000, an impairment loss of $15,000 less a reduction in other operating expenditures of $1 0 9,000.

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

General & Administrative Expenses - General and administrative expenses increased by 134% or $278.879 to ($487.584) for the year ended December 31, 2010 from ($208,705) for the year ended December 31, 2009. This decrease in loss over those incurred in 2009 resulted primarily from share- based payment arrangements of $396.000 and decreased professional and consulting fees in the amount of $72,000 and decreased  bad debts expense of $33,000.

Depreciation and Depletion Expenses - Depreciation expense for 2010 was nil and for 2009 was $97.

Other Income and Expenses – An impairment loss of $15,000 was recognized in 2010 on a mining property acquired from a related party. Interest or financing costs for the year ended December 31, 2010 increased $19,335 to $19,444 compared to $109 for the year ended December 31, 2009. In 2010, $8,333 in financing cost was incurred and paid with shares of the Company’s common stock at December 31, 2010, pursuant to a bridge loan negotiated with Tintic Standard Gold, Inc. Additionally, $11,111 in financing-related costs were paid or accrued relating to this bridge loan

Extra-ordinary Items - A $3,530 loss was recognized in 2010 due to the deconsolidation of the Company’s foreign subsidiary, Metales Preciosos Atlas, S.A. de C.V.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities.

1)	Hired a registered geologist as a consultant to assist launching an exploration program;
2)	Commenced the development of an exploration plan;
3)	Actively sought mineral interests containing precious metals; and
4)	Acquired the following minerals interests and option to purchase mineralized property: • Calico Silver Project • Prince Mine • Pan American Mine • Castelton Concentrator

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

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our Phase I exploration activities and are for a period of twelve months, at an approximate cost of $2.9 million. We will begin with evaluation of existing mine plans and reserves of both the Prince and Pan American Mines, and mechanical and electrical evaluation of the Caselton Concentrator. Clean up and repair of underground workings to provide safe access will be followed by geologic sampling. and mapping of known structures and existing workings with a view to commencement of operations since both were operating mines. Based upon our analysis of the test results and studies, we will determine whether to proceed with Phase II exploration and development, which will be focused on delineating a near surface mineralized zone on the Prince property and re-start evaluation of the Pan American Mine to feed the Castleton Concentrator. We cannot determine, predict, or assure whether we will be able to proceed with Phase II exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our registered Consulting Geologist using industry standard quality assurance and control procedures, but each Plan of Operations described below will be directly managed and supervised by a degreed mining engineer , Project Manager that we plan to hire.

Properties - The Calico Silver Project in San Bernardino County, California and the Pioche mining district properties in Lincoln County, Nevada.

We will continue to hold the Calico Silver property and will focus our exploration efforts on the Pioche Mining District at a total cost of $3,000,000. We will use thirteen employees and infrastructure for the Prince Mine, Pan American Mine and Caselton Concentrator. Our exploration program is shown below:

Exploration Phase I:

1)
Evaluation of existing mine plans :
Both Prince and Pan American were operating mines when shut down and have operations plans and   historic  non- SEC compliant resource calculations. These will be organized, evaluated and prepared for required supplemental work and digitizing into a computerized mine planning system to determine the accuracy and reliability of existing data. Initial attention will focus on the development of an open pit plan at the Prince Mine and organization of an exploration drilling program. Simultaneously, We will evaluate the Pan American Mine for possible re- start. The initial programs will require approximately three months and will proceed simultaneously

2)
Repair of existing underground workings to allow safe access.
This will entail three months of work by three laborers and one supervisor. The main Prince shaft will be re-conditioned to allow access and put into working order to identify the scope of underground work required to access existing workings in a safe and secure manner.

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
Mapping will be conducted with contract surveyors under the supervision our geologist with a view to verifying historic mine plans, location of mineralization and status of workings. It will require one month. It will commence following month three when the workings have been secured and made safe. Sampling of underground structures will be conducted by our geologist with three helpers. It will commence in month four and will require one to two months.   Representative geologic samples will be collected under the direct supervision of a registered geologist.  The samples will be shipped using standard chain of custody procedures and quality control protocols. Sample analysis will be conducted by a   re gistered  and certified analytical laboratory and will include the analysis of assay standards and blanks for quality control and assurance.

5)
Geophysical studies.
An Induced Polarization and electrical resistivity Study will be contracted to further define the zone identified for potential open pit mining and will require approximately two months to complete. It will be coordinated by our Geologist and conducted by an independent contractor.

6)
Mechanical and electrical inspection of the Caselton Concentrator.
T he Caselton Concentrator will be inspected both mechanically and electrically to quantify its condition and determine the extent of repairs and the time and cost that will be required to initiate operations. It is anticipated that this work will require approximately 30 days for complet ion.

Exploration Phase II:

1)
Surface and underground drilling .
Sometime after month six, all accumulated data from underground and surface sampling, geo-chemical and geophysical studies will be evaluated to confirm the highest priority targets for exploration on the Prince Mine. A drilling contractor will be hired to conduct the drilling program using the dual tube reverse circulation air rotary method of drilling and sample collection   under the supervision of our registered Geologist. This drilling method is widely accepted as providing high quality sample integrity. Industry standard chain of custody and quality assurance and control procedures will be followed.  This will include the use of duplicate samples and sample standards.  Accurate geologic logs of the drill holes will be created and the drill hole locations surveyed.  Geologic samples will be continuously collected and delivered to an independent certified analytical laboratory for assaying. It is estimated that this program will require up to four months for completion .

2)
Mine planning.
As assays come back from drilling programs, the corporate engineering department will enter them into a data base with mine planning software to produce a preliminary scoping study. Assuming the exploration is successful, an independent engineering firm will be hired to produce a deposit model using computerized mine planning software. This phase will require approximately three months and will most probably commence at approximately month twelve.

PHASE III Development

1)
Feasibility Studies.
This phase of the Operations Plan will commence providing the results of the previous phases have been positive , ,possibly in the year following the exploration program.  The study will be done in 'house' by the engineering department with assistance from an established and reputable independent mining engineering firm.   The study will include metallurgical testing of   geologic samples to determine the appropriate flow sheet for processing the ore. This phase will require approximately six months to completion.

2)
Environmental Permitting
This phase of the Operations Plan will be on-going with the Feasibility Study and will require a minimum of nine months, depending on the size of the facility to be permitted as defined by the various testing programs, mine planning and the feasibility report. It will commence as soon as possible and will be managed by the Mine Manager, our Geologist and a contract Environmental Engineer.

3)
Mine development and  Mill rehabilitation
This phase of the Operating Plan will commence upon granting the required environmental permits and operating licenses. Mine development and mill rehabilitation will be under the Mine Manager and will be done by outside contractors.

4)
Pan American re-start budget
During the first three months of Phase II, a re-start plan and budget based on Pan American ore to the Caselton Concentrator will be developed. The concentrator will require new environmental permits and will be a part of the Item 2) work. A new tailings dam will  need to be designed and permitted prior to renewal of operations at the concentrator.

Our ability to complete any of the activities described under “Plan of Operations” require significant funding.  We do not presently have any commitment for portion of the funding, and we cannot assure you that we will be able to obtain any funding or that the terms on which funding may be available will be acceptable.  To the extent that we are able to secure funding for a portion of our needs, we will have to allocate such funding among the projects, and we may not be able to complete any of these projects.  If we are able to obtain only limited funding, it may result in significant dilution to our shareholders.  Further, our use of proceeds may be determined by the investors based on their priorities, which may be different from our priorities.

Item 7A Quantitative and Qualitative disclosures About Market Risk

Not applicable.

Item 8 Financial Statements and Supplementary Data

The information required by this item is filed herewith.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of International Silver, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and since inception on June 16, 2006 through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2010 and 2009, and since inception on June 16, 2006 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Seale and Beers, CPAs
Las Vegas, Nevada
April 22, 2011, except for footnote O, which is dated October 20, 2011.

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements
(Audited)

For the Year Ended December 31, 2010

And

For the Year Ended December 31, 2009

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	December 31,	December 31,
	2010	2009
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$35,983	$35,747
Due from related parties - Note J	15,919	17,707
Prepaid expenses - Note C	80,530	966
Total Current Assets	$132,432	$54,420

TOTAL ASSETS	$132,432	$54,420

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,467	$1,191
Payroll taxes payable	274	190
Accrued expenses	8,464	391
Due to related parties - Note J	48,089	88,552
Note payable - Note F	75,000	-
Discount on Notes payable	(66,667)	-
Total Current Liabilities	$67,627	$90,324

Total Liabilities	$67,627	$90,324

NON-CONTROLLING INTEREST	$-	$(3,530)

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

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Income

			Inception
	Twelve Months Ended		(June 16, 2006) of Exploration Stage through
	December 31 2010	December 31 2009	(December 31, 2010)
	(Restated)	(Restated)	(Restated)
R evenues
Consulting-third parties	$-	$44,199	$44,199
Consulting-related parties	63,660	101,460	389,190
Total Revenues	$63,660	$145,659	$433,389

Operating Expenses
Exploration costs	$16,923	$19,183	$283,922
General and administration
Bad debt expense	236	33,253	41,860
All other general & administrative	487 ,348	175,452	1,176 ,136
Depreciation and depletion	-	97	755
Total operating expenses	$504,507	$227,985	$1, 502.673

Operating Income /(Loss)	$(440,847)	$(82,326)	$(1,069,284)

Other Income /(Expense)
Impairment loss	$(15,000)	$-	$(40,000)
Interest expense	(19,444)	(109)	(42,050)
Total Other Income/(Expense)	$(34,444)	$(109)	$(82,050)

Extraordinary Items
Deconsolidation of Subsidiary	$(3,530)	$275	$194

Net Income/(Loss) Before Taxes	$(478,821)	$(82,160)	$(1,151,140)
Provision for income taxes	-	-	-
Net Income/(Loss) After Taxes	$(478,821)	$(82,160)	$(1,151,140)

Accumulated Deficit
Beginning of Period	$(848,353)	$(766,193)

End of Period	$(1,327,174)	$(848,353)

Basic and Diluted
Income/(Loss) per Share	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	22,571,012	15,848,191

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

Calico Silver Project, San Bernardino Co. CA

The Calico Silver Project is located in the Calico silver mining district about 15 miles northeast of Barstow or 145 miles northeast of Los Angeles in the Mojave Desert of Southern California. The project is held for exploration with approximately 1300 acres of U.S federal lode mining claims owned in 100 percent interest by International Silver Inc.

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

Calico Silver Project

On August of 2010, the Company paid its annual maintenance fees to the Bureau of Land Management (BLM) on its 60 unpatented lode mining claims. The Company expenses these maintenance fees in the year paid.

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

	December 31,	December 31,
	2010	2009
Due from Related Parties:

Atlas Precious Metals Inc.	$15,860	$16,731

Arimetco International, Inc.	59	308

Atlas Corporation	0	635

New Edge Gold, Inc .	0	33

Total Related Party Receivables	$15,919	$17,707

Due to Related Parties:

Atlas Precious Metals Inc.	$11,500	$1,500

Harold R. Shipes	36,589	86,589

American International Trading Co.	0	463

Total Related Party Receivables	$48,089	$88,552

Related party transactions have occurred with the following related party entities:

International Silver, Inc. had a contract with Atlas Precious Metals. Inc. (“APMI”) to provide engineering design services for APMI’s smelter located in Potosi, Bolivia.  Due to cessations of operations in Bolivia, this contract ended in mid-year of 2010.  Additionally, the Company was contracted by APMI to provide engineering services on its newly-acquired mining property located in Barstow, California.  APMI also subleases office space to International Silver, Inc. in Tucson, Arizona.
(Refer to Note K)

International Silver, Inc. contracts courier services with FED-EX and occasionally, Arimetco, Inc., Atlas Corp. and New Edge Gold, Inc., all related parties, utilizes these courier services and reimburse International Silver, Inc.

The Company previously owed various demand notes to Harold R. Shipes.  Mr. Shipes is the Chief Executive Officer and Chairman of the Board for International Silver, Inc.   On July 12, 2010, the Board of Directors approved the exchange of two million shares of the Company’s common shares for the reduction of indebtedness to Mr. Shipes.  At December 31, 2010, there was an outstanding balance of $36,589 owed to Mr. Shipes.

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

	At December 31, 2009
	Original	Change		Restated
BALANCE SHEET

Liabilities

Due To related Parties	$95,695	$	(7,143)	$88,552

Shareholders’ Equity

Accumulated Deficit	$(855,496)		$7,143	$(848,353)

STATEMENT OF OPERATIONS

Revenues

Other		$1,275	$	(1,275)		$0

Total Revenues		$146,934	$	(1,275)		$145,659

Operating Expenses

All Other General & Administrative		$93,750	$	(8,418)		$85,332

Operating Income/(Loss)	$	(89,469)		$7,143	$	(82,326)

Net Income/(Loss)	$	(89,303)		$7,143	$	(82,160)

Accumulated Deficit – End of period		$(855,496)		$7,143		$(848,353)

Basic and Diluted

Income/(Loss) per Share	$	(0.006)		$0.001	$	(0.005)

STATEMENT OF CASH FLOWS

Net Income/(Loss)	$	(89,303)		$7,143	$	(82,160)

Changes in operating assets and liabilities

(Decrease)/Increase in accounts payable		$11,401	$	(7,143)		$4,258

STATEMENT OF SHAREHOLDERS’ EQUITY

Net Income/(Loss)	$	(89,303)	$7,143	$	(82,160)

Accumulated Deficit During Exploration

Stage– At December 31, 2009		$(855,496)	$7,143		$(848,353)

Total - Shareholders’ Equity	$	(39,517)	$7,143	$	(32,374)

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

Note 0 – Reclassification of Shared-Based Payment Arrangements

Pursuant to SAB Topic 14F, stock compensation expense has been reclassified to present share-based payment arrangements along with cash compensation paid to the same employees. Total share-based payments of $396,000, were reclassified as All Other General and Administrative Expense in the Statement of Operations, These reclassifications did not impact net earnings, components of equity accounts nor earnings per share.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are in effective in connection with our filing of our annual report on Form 10-K for the year ended December 31, 2010 resulting from the failure to include Management’s Annual Report of Internal Control Over Financial Reporting.

Internal Control Over Financial Reporting

The management of International Silver, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

- Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that internal control over financial reporting as of December 31, 2010 was ineffective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation, as the Company is a non-accelerated filer (small business issuer) and pursuant to rules of the Securities and Exchange Commission are not subject to such review and attestation.

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

All Other Fees

No such fees were paid to Seale and Beers, CPA’s at any time

PART IV

Item 15 Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 23(a):	Consent of Seale and Beers, CPA’s dated October 20, 2011

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

Dated: October 20, 2011	By:	/s/Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chief Executive Officer, Chairman of the Board and Director	October 20, 2011
Harold R. Shipes	(Principal Executive Officer)

/s/Herbert E Dunham	Director	October 20, 2011
Herbert E Dunham

/s/ Michael Harrington	Director	October 20, 2011
Michael Harrington

/s/John A. McKinney	Executive Vice President and Chief Financial Officer	October 20, 2011
John A. McKinney	(Principal Financial and Accounting Officer)