Form 10-Q
period 2011-09-30
INTERNATIONAL SILVER INC
filed 2011-11-16
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 14, 2011
Common Stock, $0.0001 Par Value	36,780,828

Exhibit Index located at page 43

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying consolidated balance sheet of International Silver, Inc. as of September 30, 2011, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and for the period from inception on June 16, 2006 through September 30, 2011, and consolidated statements of cash flows for the or nine-month periods then ended and for the period from inception on June 16, 2006 through September 30, 2011. These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for the fmancials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has inconsistent revenues, has negative working capital at September 30, 2011, has in the last year incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
November 9, 2011

SOS. Jones BlvdSuite 202 Las Veeas. NV89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Nine Months Ended September  30, 2011
(Unaudited)

and

For the Year Ended December 31,2010
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At
	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$319,463	$35,983
Accounts Receivable	7,554	-
Due from related parties - Note L	488	15,919
Prepaid expenses - Note C	5,887	80,530
Total Current Assets	$333,392	$132,432

PROPERTY,PLANT AND EQUIPMENT- Note D
Land	$270,000	$-
Mineral interests	900,000	-
Water rights	37,500	-
Buildings	49,310	-
Equipment	450,000	-
Computer Equipment	790	-
	$1,707,600	$-
Accumulated depreciation	(33)	-
	$1,707,567	$-

Other Assets
Deferred Asset Retirement Cost - Note F	$1,402,200	$-
Deferred Costs	36,610	-
	$1,438,810	$-

TOTAL ASSETS	$3,479,769	$132,432

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,661	$2,467
Payroll taxes payable	11,200	274
Accrued expenses	43,984	8,464
Due to related parties - Note L	131	48,089
Note payable - Note H	36,610	75,000
Contract payable - Note I	3,390,155	-
Discount on Notes payable	-	(66,667)
Total Current Liabilities	$3,489,741	$67,627

LONG-TERM LIABILITIES
Asset Retirement Obligation - Note F	$1,413,893	$-

Total Liabilities	$4,903,634	$67,627

SHAREHOLDERS' EQUITY - Note L

Common stock
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/10 - 28,581,753
issued & o/s at 09/30/11 - 36,780,828	$3,678	$2,858
Additional paid-in capital	2,505,935	1,389,121
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(3,757,444)	(1,151,140)
Total Shareholders' Equity	$(1,423,865)	$64,805

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,479,769	$132,432

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

					Inception (June 16, 2006) of Exploration Stage through September 30, 2011)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

REVENUES
Consulting-third parties	$-	$-	$-	$-	$44,199
Consulting-related parties	-	29,700	5,500	86,370	394,690
Total Revenues	$-	$29,700	$5,500	$86,370	$438,889

Operating Expenses
Exploration costs	$26,275	$8,856	$69,879	$8,856	$353,801
General and administration
Rent expense - related party	25,500	1,500	52,500	5,400	144,458
Bad debt expense	-	-	-	-	41,860
All other general & administrative	366,257	20,625	651,437	53,759	1,735,421
Depreciation and depletion	33	-	33	-	788
Total operating expenses	$418,065	$30,981	$773,849	$68,015	$2,276,328

Operating Income/(Loss)	$(418,065)	$(1,281)	$(768,349)	$18,355	$(1,837,439)

Other Income/(Expense)
Accretion expense	$(11,693)	$-	$(11,693)	$-	$(11,693)
Impairment loss	-	-	(1,564,900)	(15,000)	(1,604,900)
Interest expense	(146,112)	-	(261,362)	-	(303,412)
Total other income/(expense)	$(157,805)	$-	$(1,837,955)	$(15,000)	$(1,920,005)

Net Income/(Loss)	$(575,870)	$(1,281)	$(2,606,304)	$3,355	$(3,757,444)

Basic and Diluted
Income/(Loss) per Share	$(0.02)	$(0.00)	$(0.08)	$0.00

Weighted Average Shares
Outstanding	36,780,828	26,314,362	32,469,557	22,600,135

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16,
	Nine Months Ended		2006) of Exploration
	September 30,	September 30,	Stage through
	2011	2010	September 30, 2011)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(2,606,304)	$3,355	$(3,757,444)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	33	-	788
Impairment loss	1,564,900	15,000	1,604,900
Financing cost	269,695	-	269,695
Accretion expense	11,693	-	11,693
Issuance of common stock
In exchange for land	-	15,000	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	50,000	50,000
Issuance of Incentive Stock Option Grants	-	-	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	7,876	(21,490)	241,618
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	74,643	(1,369)	(9,361)
(Decrease)/Increase in payables	(32,309)	(48,289)	5,044
(Decrease)/Increase in accrued expenses	35,520	731	67,605
Net Cash Flows (used by) Operating Activities	$(682,586)	$12,938	$(874,760)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Purchase of equipment	790	-	(5,877)
Net Cash Flows from Investment Activities	$790	$-	$(185,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$1,155,000	$40,000	$1,275,000
Less: Stock issuance costs	(139,724)		(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	(15,000)	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	-	-	75,000
Debt service payments	(50,000)	-	(50,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$965,276	$25,000	$1,348,471

Net Increase/(Decrease) in Cash	$283,480	$37,938	$287,833

Beginning Cash Balance	$35,983	$35,747	$31,630

Ending Cash Balance	$319,463	$73,685	$319,463

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Nine Months Ended		(June 16, 2006
	September 30,	September 30,	through
	2011	2010	September 30, 2011)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	102,361	-	102,361
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$102,361	$-	$674,818

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$396,000

Business Acquisition - Pan American assets
Purchase of mineral interests	$900,000	$-	$900,000
Purchase of land	270,000	-	270,000
Purchase of land improvements	37,500		37,500
Purchase of buildings	49,310	-	49,310
Purchase of equipment	450,000	-	450,000
Purchase of goodwill	1,564,900	-	1,564,900
Deferred asset retirement cost	1,402,200	-	1,402,200
Sub-total	$4,673,910	$-	$4,673,910
Less: Impairment cost recognized	(1,564,900)	-	(1,564,900)
Net Fair Value	$3,109,010	$-	$3,109,010

Business Acquisition - Pan American assets
Contracts payable - Pan American Zinc Co.	$3,271,710	$-	$3,271,710
Asset retirement obligation	1,402,200	-	1,402,200
Total Debt Assumed	$4,673,910	$-	$4,673,910

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$(30,000)	$(30,000)
For marketable securities in another company	$-	$(25,000)	$(25,000)
For deed of trust in the mining property	$-	$90,000	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Tresury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total
Shares issued:
Prior to June 16, 2006		1,000		$258,522			$(176,034)	$0	$82,488
At June 16, 2006		1,000		$258,522	0	$0	$(176,034)	$0	$82,488

Stock Split - 12,000:1
July 24, 2006		12,000,000	$1,200	(1,200)					0
Shares issued for services
September 13, 2006	$0.0750	1,000,000	100	74,900					75,000
October 21, 2006	$0.0500	100,000	10	4,990					5,000
Shares issued for property
September 19, 2006	$1.0000	30,000	3	29,997					30,000
Shares issued for acquisition
Metales Preciosos,
S.A. de C.V.
October 21, 2006	$0.1846	300,000	30	55,355					55,385
Net Income/(Loss)								(163,224)	(163,224)
At December 31, 2006		13,430,000	$1,343	$422,564	0	$0	$(176,034)	$(163,224)	$84,649

Shares issued for cash
May 4, 2007	$0.5000	400	0	200					200
May 11, 2007	$0.5000	2,000	0	1,000					1,000
May 14, 2007	$0.5000	4,000	0	2,000					2,000
May 16, 2007	$0.5000	600	0	300					300
June 4, 2007	$0.5000	3,000	0	1,500					1,500
October 29, 2007	$0.5000	4,000	0	2,000					2,000
November 6, 2007	$0.5000	28,000	3	13,997					14,000

November 8, 2007	$0.5000	18,000	2	8,998					9,000
November 13, 2007	$0.2500	200,000	20	49,980					50,000
Shares issued for services
May 22, 2007	$0.0550	100,000	10	5,490					5,500
September 13, 2007	$0.0400	250,000	25	9,975					10,000
September 21, 2007	$0.0400	150,000	15	5,985					6,000
Shares exchanged for debt
June 30, 2007	$0.5000	336,186	33	168,060					168,093
Net Income/(Loss)								(128,147)	(128,147)
At December 31, 2007		14,526,186	$1,452	$692,048	0	$0	$(176,034)	$(291,371)	$226,095

Shares issued for services
June 12, 2008	$0.1333	150,000	15	19,985					20,000
Shares exchanged for debt
September 8, 2008	$0.2890	335,567	35	96,945					96,980
Shares repurchased
November 10, 2008					(30,000)	(30,000)			(30,000)
Net Income/(Loss)								(298,788)	(298,788)
At December 31, 2008		15,011,753	$1,501	$808,978	(30,000)	$(30,000)	$(176,034)	$(590,159)	$14,286

Shares issued for services
October 6, 2009	$0.0100	3,550,000	355	35,145					35,500
Net Income/(Loss)								(82,160)	(82,160)
At December 31, 2009		18,561,753	$1,856	$844,123	(30,000)	$(30,000)	$(176,034)	$(672,319)	$(32,374)

Treasury shares cancelled
January 10, 2010	$1.0000	(30,000)	(3)	(29,997)	30,000	$30,000			0
Shares issuable
March 3, 2010	$0.0025	0			########	15,000			15,000
Shares issued for land
April 26, 2010	$0.0025	6,000,000	600	14,400	########	(15,000)			0
Shares exchanged for debt
August 18, 2010	$0.0250	2,000,000	200	49,800					50,000
Shares issued for cash
August 24, 2010	$0.0200	2,000,000	200	39,800					40,000
Stock option - grants issued

November 1, 2010	$0.1200			396,000					396,000
Shares exchanged for
convertible note
December 31, 2010	$0.6000	50,000	5	74,995					75,000
Net Income/(Loss)								(478,821)	(478,821)

At December 31, 2010		28,581,753	$2,858	$1,389,121	0	$0	$(176,034)	$(1,151,140)	$64,805

Shares issuable
March 31, 2011	$0.6500	0			25,000	16,250			16,250
Net Income/(Loss)								(173,545)	(173,545)

At March 31, 2011		28,581,753	$2,858	$1,389,121	25,000	$16,250	$(176,034)	$(1,324,685)	$(92,489)

Retirement of convertible
note
4/21/2011	$0.2050	499,077	50	102,308	(25,000)	$(16,250)			86,108

Private placement:
5/18/2011	$0.1500	2,666,667	266	399,734					400,000
5/25/2011	$0.1500	1,333,334	133	199,867					200,000
5/27/2011	$0.1500	1,500,001	150	224,850					225,000
5/31/2011	$0.1500	533,331	53	79,947					80,000
6/1/2011	$0.1500	333,333	33	49,967					50,000
6/15/2011	$0.1500	1,000,000	100	149,900					150,000
6/23/2011	$0.1500	333,332	34	49,966					50,000

Stock issuance costs				(139,724)					(139,724)

Net Income/(Loss)								(1,856,889)	(1,856,889)

At June 30, 2011		36,780,828	$3,678	$2,505,935	0	$0	$(176,034)	$(3,181,574)	$(847,995)

Net Income/(Loss)								(575,870)	(575,870)

At September 30, 2011		36,780,828	$3,678	$2,505,935	0	$0	$(176,034)	$(3,757,444)	$(1,423,865)

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

Condensed Financial Statements
The accompanying interim consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended September 30, 2011 and December 31, 2010 and results of operations for the comparative periods for the three months ended September 30, 2011 and September 30, 2010 and including the comparative periods for the nine months ended September 30, 2011 and September 30, 2010 have been made. Cash flows are presented for the comparative periods September 30, 2011 and September 30, 2010.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) a private placement, and (2) initiating a public offering.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiary Western States Engineering, Inc. for the three months ended September 30, 2011 and September 30, 2010. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Recent Accounting Pronouncements
Management has evaluated all of the recent accounting pronouncements issued since the audited financial statements and in managements’ opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements.

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

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and most adjustments are of a normal recurring nature. Non-recurring adjustments for the nine months ended September 30, 2011, included fair value adjustments to the “significant” asset group acquired and accounted for as a business acquisition and the impairment of goodwill.

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with major financial institutions. At September 30, 2011, the Company has a bank balance in excess of FDIC limits. Management believes that the financial institutions are financially sound and the risk of loss is low.

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At September 30, 2011, net trade receivables were $7,554 and at December 31, 2010, there were no trade receivables.   Related party receivables were $488 and $15,919, respectively. No allowance for uncollectible accounts was established, as management deemed the accounts as fully-collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At September 30, 2011 and December 31, 2010, the Company held securities “available for sale” that were reported under the Equity Method.  At September  30, 2011 and December 31, 2010, the Company held investments in Continental Mining & Smelting Limited and Atlas Precious Metals Inc. common stock, both whose value are considered impaired.

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

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of September 30, 2011, there was no depreciation nor amortization as the assets have not yet been placed in service.

Impairment of Long-Lived Assets
The company adheres to ASC 360-10-20 and 360-10-35, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.

Estimates of future cash flows used to test the recoverability of a long-lived asset incorporate the company’s assumptions about its use of the asset and all available evidence was considered.  For impairment purposes, the asset groupings were considered at their lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities.

At June 30, 2010, an impairment test was conducted for the assets acquired from Pan American Zinc Company, resulting in an impairment of Goodwill.  Refer to Note E – Impairment of Long-Lived Assets.

As of September 30, 2011, an impairment test was conducted in accordance with ASC 360-10-20 and 35.  No  additional impairment was recognized on long-lived assets.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Reclamation and Remediation Costs (Asset Retirement Obligations)
The Company has adopted ASC 410-20 - Asset Retirement Obligation which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of September 30, 2011, the Company is obligated to place an environmental and reclamation bond on a recent purchase of a mineral interest. Refer to Note F.

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. As of September 30, 2011 and December 31, 2010, no options had been exercised.

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

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On September 30, 2011 and September 30, 2010, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense

At December 31, 2010, prepaid expenses encompassed two mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Mining Properties of the audited financial statements for the year ended December 31, 2010. During the second quarter of 2011, the lease purchase option on the Pan American Mine property was exercised (refer to Note I – Contract Payable).  At September 30, 2011 and December 31, 2010, prepaid expenses were comprised of the following:

	September 30, 2011	December 31, 2010

Prepaid lease - Prince Mine	$5,480	$42,467
Prepaid lease – Pan American Mine	0	36,712
Prepaid – Other	407	1,351
Total Prepaid Expense	$5,887	$80,530

Note D – Property, Plant and Equipment

Property, plant and equipment are segregated into two categories, 1) acquired assets, which constitute a business acquisition and 2) other purchased assets.

On April 21, 2011, the Company acquired the assets of Pan American Zinc Company, which are accounted for under the “Asset Acquisition Method”.  Valuation of these assets was made in accordance with FASB ASC 805 - Business Combinations.  The following table reflects the asset valuations and the required disclosures on determining fair value measurements:

	September 30, 2011	December 31, 2010	Highest & Best Use	Level of Input	Valuation Method/ Approach
Pan American Asset Acquisition
Land	$270,000	$0	In use	3	Market
Mineral interests	900,000	0	In use	3	Income
Land improvements	37,500	0	In use	2	Market
Buildings	49,310	0	In use	3	Cost
Equipment	450,000	0	In use	3	Cost
	$1,706,810	$0
Less: accumulated depreciation/amortization	0	0
	$1,706,810	$0
Administration Office
Computer equipment	$790	$0
Less: accumulated
Depreciation	(33)	$0
	$757	$0
Net property, plant and
Equipment	$1,707,567	$0

Depreciation expense of $33 was recorded for the nine months ended September 30, 2011.  No depreciation was recorded for the nine months ended September 30, 2010.  In addition, no depreciation or amortization has been recorded, as the above mine site assets have not been placed in service.

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

Provisional fair values were assigned each category of fixed assets based on ASC 820- Fair Value Measurement by applying the guidelines sets forth therein. Management has identified the principal market for purposes of the valuation of these assets as either development stage companies in the primary metals industry or established junior mining companies. The valuation premise applied on these fixed assets was “in-use”, which “assumes the maximum fair value to market participants is the price that would be received by the reporting entity assuming the asset would be used by the buyer with other assets as a group that would be made available to potential buyers”. Pursuant to requirements stated in ASC 820, Management will be obtaining a business valuation from an independent consultant in the ensuing weeks and based on the fair values derived, will be adjusting the stated amounts of the acquired assets.  At September 30, 2011, no adjustments to the initial valuation were made.

Under ASC 820, the inputs, which are the assumptions that market participants would use in pricing an asset, are classified in three levels, as follows:

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

Note E – Impairment of Long-Lived Assets

Pursuant to ASC 360-10-35, “ if the carrying value of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable, i.e., the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition, then an impairment loss must be recognized”. Due to uncertainties present as of September 30, 2011, i.e., lack of adequate funding and demonstrable support for future undiscounted cash flows that exceed estimated fair value of the acquired assets, the Company recognizes the asset’s fair value for newly-acquired assets of the former Pan American mine property at the asset’s salvage value.

Upon initial recognition of fair valuation for this business acquisition, the difference between the acquisition costs and the provisional fair values is reflected as Goodwill in the amount of $1,564,900. Goodwill represents the excess of the acquisition costs over the assigned fair values of the “significant asset group” as of April 21, 2011, the date of acquisition. At June 30, 2011, an impairment test pursuant to the general guidelines described in ASC 350-20-35-2 and more specifically ASC 350-20-35-4 thru 35-14 – Recognition and Measurement of an Implied Loss was performed. Based on the impairment analysis, a review of available data and evidence as of the reporting date, Goodwill was fully impaired as of June 30, 2011.

At September 30, 2011 an impairment test of goodwill was performed and its was determined that no impairment of Goodwill was warranted.

At June 30, 2011, impairment testing for asset retirement costs was also conducted.  These capitalized costs represent the offset to the contractual asset retirement obligation and represents the cost of disposal of the manganese concentrate tailings acquired on the Pan American asset acquisition.  For recognition and measurement of an impairment loss, the concentrate tailings were not grouped with the other newly-acquired assets for purposes of establishing the lowest level, as identifiable cash flows are independent of the cash flows of the other assets acquired.

Testing for impairment was based on the estimated future cash flows on the sale of these manganese concentrate tailings based on prevailing market rates for manganese concentrates having similar characteristics, less reprocessing costs.  At September 30, 2011, testing for impairment revealed that there were no events or changes to indicate that the carrying value of the asset retirement costs required impairment.

Note F – Deferred Asset Retirement Cost and Asset Retirement Obligation

On April 21, 2011, the Company acquired land and mineral rights located in Nevada from Pan American Zinc Company, which obligated the Company to place an environmental and reclamation bond in the amount of $1,500,000 on or before June 30, 2012 for past mining and processing activities on the property previously owned and operated by Pan American Zinc Company

Pursuant to ASC 410-20-25-5, initial recognition of an asset retirement obligation requires an “increase to the carrying amount of the related long-lived asset”.  At date of acquisition, April 21, 2011, the Company established a “Deferred Asset Retirement Cost’ for $1,402,000, which represents the net present value of the environmental obligation contractually assumed.  The asset retirement obligation (“ARO”) is primarily for the remediation and clean-up of manganese mill tailings, consisting of approximately 150,000 tons of off-specification manganese concentrates or tailings which are required to be removed or disposed pursuant to appropriate environmental regulations, including a portion for purposes of general remediation and clean-up in and around the processing facilities, including some waste piles.

A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is shown as follows:

	Three Months Ended
	September 30, 2011	June 30, 2011

Beginning balance	$1,402,000	$0

Liabilities incurred in current period	0	1,402,000

Liabilities settled in the current period	0	0

Accretion expense	11,693	0

Revisions in estimated cash flows	0	0

Ending balance	$1,413,693	$1,402,000

Pursuant to ASC 410-20-35-8, any changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows shall be recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  As of September 30, 2011, there have been no additional asset retirement obligations incurred or settled nor has the original estimate of the asset retirement obligation been revised.

Once the Company develops a reclamation plan that is approved by the State of Nevada, an “ARO” calculation, pursuant to established ASC guidelines will be made with a charge to “accretion’ expense, as appropriate.

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

The company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2010 and September 30, 2011, there is no measurable value in the common stock of Continental Mining and Smelting Limited. The company is newly-formed and is seeking to go public in the Canadian stock exchange (TSX) within the year.

At December 31, 2010, the Company’s share of losses for the year then ended was $27,045. For the nine months ended September 30, 2011, the Company’s proportional share of Continental’s losses were $115,321 and for cumulative losses, inception to–date of $142,366. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

Additionally, the Company holds 25,000 shares of common stock in Atlas Precious Metals Inc., a privately-held Canadian company who is affiliated with International Silver, Inc.  At September 30, 2011, there is no discernable value in these shares of common stock.

At September 30, 2011, the Company held the following securities:

	No of Shares	Share Price	Fair Value
Common Stock
Available for sale Securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0
Atlas Precious Metals Inc.	25,000	$0.000	$0

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

On March 31, 2011, an extension pursuant to the terms of the note was made. At March 31, 2011, interest in the amount of $10,000 was accrued with an additional 25,000 shares of common stock issuable to Tintic Standard Gold Mines, Inc.  On April 21, 2011, management negotiated a settlement on the convertible note and issued an additional 499,077 shares of the Company’s common stock to retire the debt.

In addition, on April 21 2011 the Company exercised its purchase option agreement for the Pan American Mine assets – refer to Note I – Contract Payable. On execution of the option to exercise, a promissory note in the amount of $100,000 was issued to Pan American Zinc Company, payable in ten equal monthly installments of $10,000, interest only.  At September 30, 2011, the net present value, less interest payments applied amounts to $36,610.

Notes payable as of September 30, 2011 and December 31, 2010, respectively, are shown below:

	At September 30, 2011	At December 31, 2010

Promissory note – Pan American Zinc Company	$36,610	$0
Short-term convertible note – Tintic Standard Gold, Inc.	0	75,000
	$36,610	$75,000
Less: Discount on note	0	(66,667)
	$36,610	$8,333

Note I – Contract Payable

On April 15, 2011, the Company exercised its option to purchase the assets of the Pan American Mine from Pan American Zinc Company. Terms of the contract required the issuance of a promissory note (refer to Note H), interest only, for the initial ten months, with installments of $10,000 each, commencing May 23, 2011. The contract price of $3,500,000 is due and payable, cash in full, on or before February 23, 2012. At the Company’s option, a partial payment of $1,500,000 can be paid, on or before February 23, 2012, together with the delivery of a promissory note for the remaining balance of $2,000,000, with stated interest of 4% per annum.  Additionally, the company is obligated to place an environmental and reclamation bond in the amount of $1,500,000 on or before June 30, 2012, as mentioned in Note F – Deferred Asset Retirement Cost and Asset Retirement Obligation.

As of September 30, 2011, the Company is reflecting a net present value of $3,390,155, based on an imputed interest rate of 3.43%.  Interest expense recognized for the three months ended September 30, 2011, representing the amortization of the discount on the note was $118,445.

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

At September 30, 2011, the Company recorded a deferred tax benefit of $577,466, but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables which average 33% at September 30, 2011 and December 31, 2010.

Net deferred tax assets consist of the following components:

	September 30,	December 31,
	2011	2010

Deferred Tax Asset	$577,466	$203,503
Valuation Account	(577,466)	(203,503)
Net Deferred Tax Asset	$0	$0

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

During the second quarter, 2011, the Company issued 7,699,998 shares of its common stock for $1,155,000 from May 18, 2011 through June 23, 2011 on a private placement.  The sale of unregistered securities were to third party individuals and companies not related to International Silver, Inc.

There were no stock issuances during the quarter ending September 30, 2011.

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

Options outstanding as of September 30, 2011 are as follows:

	No. of shares	Weighted – Average Exercise Price	Contractual Life
Outstanding – January 1, 2011	3,300,000	$0.20	5.0 years
Granted	0	-
Exercised	0	-
Forfeited	0	-
Outstanding – September 30, 2011	3,300,000	$0.20	5.0 years

Warrants
During the quarter ended June 30, 2011, as a component of the 8,237,998 “units” the Company sold in private placements, the Company issued 8,237,998 Class A common stock warrants, each granting the holder the right to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expires in three years. At September 30, 2011, none had yet been exercised.

Warrants outstanding at September 30, 2011 were as follows:

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

	September 30,	December 31,
	2011	2010
Due From Related Parties
Atlas Precious Metals, Inc.	$248	$15,860
Arimetco International, Inc.	240	59
Total	$488	$15,919

Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$0	$36,589
John McKinney – Shareholder/Officer	131	0
Atlas Precious Metals, Inc.	0	11,500
Total	$131	$48,089

Related party transactions have occurred with the following related party entities:

Atlas Precious Metals Inc. had contracted engineering services from International Silver, Inc. related to feasibility studies and other general engineering services at their smelter located in Potosi, Bolivia. At December 31, 2010, Atlas Precious Metals Inc. suspended its activities in Bolivia, thus terminating the contract. The balance due from Atlas Precious Metals Inc. on this contract as of December 31, 2010 was $15,860. At September 30, 2011, the balance on this contract had been paid.

Arimetco International, Inc. utilizes periodic courier services paid by International Silver, Inc. and reimburses the Company.

The Company previously owed various demand notes to Harold R. Shipes, Chief Executive Officer and Chairman of the Board of Directors of International Silver, Inc. and the founding member of the Company. On July 12, 2010, the Company reduced its debt owed to him of $50,000 by issuing two million shares of common stock in exchange. At September 30, 2011, no debt remained outstanding.  In addition, John McKinney, the Chief Financial Officer of International Silver, Inc. was due $131, for debts incurred on behalf of the Company.

The Company rents (subleases) its administrative offices in Tucson, Arizona from Atlas Precious Metals Inc., an affiliate. Effective April 1, 2011, the Company entered into a revised lease agreement for additional office space for a short-term period effective through September 30, 2011, with total rents due in the amount of $51,000, payable $8,500 per month. Rental expense for the administrative offices for the nine months ended September 30, 2011 is $52,500.  As of September 30, 2011, there was no outstanding balance due.

Note M – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through September 30, 2011 are $353,801. Exploration costs incurred for the nine months ended September 30, 2011 were $69,879.

Note N – Committments and Contingencies

At September 30, 2011, the Company renewed its lease agreement with Atlas Precious Metals Inc., a related party, by serving notice of such intent for an additional twelve months at a monthly rate of $9,500.

Note O – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the condensed financial statements and has disclosed all material events that have transpired subsequent to September 30, 2011 up through the issuance date.

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

Results of Operations

Operating Performance for the three months ended September 30, 2011 (the “September 2011 Quarter”) as compared to the three months ended September 30, 2010 (the “September 2010 Quarter”)

For the September 2011 Quarter, we recorded a net loss of $575,870, as compared to a net loss of $1,281 for September 2010 Quarter or an increase in net loss of $574,589. General and administrative expenses increased substantially over the September 2010 Quarter due to the acquisition of the Pan American mine assets and mineral lease of the Prince mine property resulting in increased administrative costs, planning, consulting, exploratory and development work.

During the September 2011 Quarter , the company did not realize any revenues, whereas $29,700 of revenues stemming from engineering services were recorded during the September 2010 Quarter. This resulted from cessation of engineering services rendered on a related party contract.

Operating expenses reflected during the September 2011 Quarter were $418,065 an increase of $387,084 as compared to operating expenses of $30,981 for the September 2010 Quarter. Most of the increase resulted from administrative expenses, salaries, consulting, lease expense as a result of the Company obtaining financing to commence plans for development work on the Pan American mine property recently acquired and exploration work underway on other mining leased property.

A net increase in Other Expenses of $157,805 during the September 2011 Quarter, as compared to the September 2010 Quarter, was due to interest expense related to the notes issued to Pan American Zinc company on the purchase of its mine assets. There was no interest expense incurred during the September 2010 Quarter.

Operating Performance for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

For the nine months ended September 30, 2011, we recorded a net loss of $2,606,304, as compared to a net income of $3,355 for nine months ended September 30, 2010 or an increase in net loss of $2,609,659. The increase in net loss arose from reduced revenues from contracted engineering services, increased administrative costs as the Company has been actively pursuing financing, exploring and is preparing to engage in development work on one of its properties. Additionally, we recognized a substantial loss on the impairment of goodwill resulting from the acquisition of the Pan American mine assets and interest costs related to the financing of the purchase.

During the nine months ended September 30, 2011, we had revenues of only $5,500, as compared to $86,370 during the nine months ended September 30, 2011, due to the termination of engineering services rendered to a related company.

Operating expenses incurred during the nine months ended September 30, 2011 were $773,849, an increase of $705,834 as compared to operating expenses of $68,015 incurred during the nine months ended September 30, 2010. Exploration work on both the Prince and Pan American mine properties and the mineral lease expense related to the two properties account for an increase in expenditures of $134,721 over the same period last year. Increased administrative expenses in the amount of $571,080 for rent, salaries, consulting, travel, and various other administrative expenses were due to procurement of financing and the commencement of planning for development work on the Pan American mine property recently acquired.

Other expenses incurred during the nine months ended September 30, 2011 included the recognition of an impairment loss on Goodwill in the amount of $1,564,900 relating to the acquisition of the Pan American Mine assets. Financing costs related to a bridge loan and the financing of the purchase of the Pan American assets in the amount of $261,362 were incurred during the nine months ended September 30, 2011 as compared to none during the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the nine months ended September 30, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than for engineering services, and our net losses from inception as a development stage company, which total approximately $3,757,444, the outstanding arrangements with related parties and uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

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

Cash on hand at September 30, 2011 was $319,463 as compared to $73,685 at September 30, 2010. The increase in cash of $245,778 at the end of the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was due to proceeds realized from a private offering, net of cash operating expenditures incurred through September 30, 2011.

Net cash flows from operating activities were ($682,586) for the nine months ended September 30, 2011, compared to $12,938 for the nine months ended September 30, 2010. Negative cash flows for the nine months ended September 30, 2011 reflect minimal revenues, higher exploration and general administrative expenses in the areas of consulting, rent, salaries and mineral leases due to procurement of financing and the commencement of planning for development work on the Pan American mine property recently acquired. During the nine months ended September 30, 2010 there was relatively little to no activity other than minimal exploration.

Minimal investing activities occurred during the nine months ended September 30, 2011. The only capital purchases stem from computer equipment. There was no cash impact on the purchase of the Pan American assets aside from interest only payments of $50,000 made on a promissory note. Close of escrow is scheduled for February 21, 2012. No investment activities occurred during the nine months ended September 30, 2010.

Financing activities undertaken during the nine months ended September 30, 2011 included the sale of common stock from a private placement offering initiated in May, 2011 and continuing through August 26, 2011 generating net proceeds of $1,015,276. As of September 30, 2011, interest only payments of $50,000 had been made on a promissory note related to the purchase of the Pan American assets.

Going forward, our business plan does not reflect, nor do we anticipate, any revenues during the remaining part of our exploration phase. We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have engaged in the following exploration activities and incurred the following exploration costs since inception:

Capitalized Acquisitions
a) Purchased the Tecoma Mine (fee simple) – Year 2007	$90,000

b) Sale of Tecoma Mine – Year 2008	(90,000)

Exploration Costs:
a) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose mineralized interests are as indicated in 1)–4):
1) El Cumbro property	14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	46,729

d) Other exploration sites (evaluation)
1) Anaconda	7,500

2) Oro Blanco	8,840

3) Pioche	70,015

4) SE Arizona Silver	4,829

5) Mohave Gold	1,050

6) Zonia Mine	6,650

e) General Administrative Costs	28,603

Total acquisitions and exploration costs	$353,801

These direct exploration costs account for approximately 16% of the total operating expenditures of $2,276,328, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Condensed Consolidated Financial Statements for the quarter ended September 30, 2011 have been applied consistently with the year ended December 31, 2010.

Recently Enacted Accounting Standards
Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in management’s opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements.

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our Phase I exploration activities and are for a period of twelve months, at an approximate cost of $2.9 million. We will begin with evaluation of existing mine plans and reserves of both the Prince and Pan American Mines, and mechanical and electrical evaluation of the Caselton Concentrator. Clean up and repair of underground workings to provide safe access will be followed by geologic sampling. and mapping of known structures and existing workings with a view to commencement of operations since both were operating mines. Based upon our analysis of the test results and studies, we will determine whether to proceed with Phase II exploration and development, which will be focused on delineating a near surface mineralized zone on the Prince property and re-start evaluation of the Pan American Mine to feed the Castleton Concentrator. We cannot determine, predict, or assure whether we will be able to proceed with Phase II exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our consulting geologist using industry standard quality assurance and control procedures, but each Plan of Operations described below will be directly managed and supervised by a degreed mining engineer, Project Engineer that we plan to hire.

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

Exploration Phase I:

1)
Evaluation of existing mine plans and reserves calculations:
Both Prince and Pan American were operating mines when shut down and have operations plans and historic non-SEC compliant resource calculations. These will be organized and evaluated and prepared for required supplemental work and digitizing into a computerized mine planning system to determine the accuracy and reliability of existing data. Initial attention will focus on the development of an open pit plan at the Prince Mine and organization of an exploration drilling program to develop that resource. Simultaneously, we will evaluate the Pan American Mine for possible re- start. The initial programs will require approximately three months and will proceed simultaneously with the physical rehabilitation of underground workings of both mines.

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
Mapping will be conducted with contract surveyors under the supervision our geologist with a view to verifying historic mine plans, ore location of mineralization and status of workings. It will require one month. It will commence following month three when the workings have been secured and made safe. Sampling of underground structures will be conducted by our geologist with three helpers. It will commence in month four and will require one to two months. Representative geologic samples will be collected under the direct supervision of a registered geologist. The samples will be shipped using standard chain of custody procedures and quality control protocols. Sample analysis will be conducted by a registered and certified analytical laboratory and will include the analysis of assay standards and blanks for quality control ands assurance.

5)
Geophysical studies.
An induced polarization and electrical resistivity study will be contracted to further define the zone identified for potential open pit mining and will require approximately two months to complete. It will be coordinated by our Geologist and conducted by an independent contractor.

6)
Mechanical and electrical inspection of the Caselton Concentrator.
During the first months of operation, the Caselton Concentrator will be inspected both mechanically and electrically to quantify its condition and determine the extent of repairs and the time and cost that will be required to initiate operations. It is anticipated that this work will require approximately 30 days for completion.

Exploration Phase II:

1)
Surface and underground drilling .
Upon the completion of Phase I, all accumulated data from underground and surface sampling, geo-chemical and geophysical studies will be evaluated to confirm the highest priority targets for exploration on the Prince Mine. A drilling contractor will be hired to conduct the drilling program using the dual tube reverse circulation air rotary method of drilling and sample collection under the supervision of our registered Geologist. This drilling method is widely accepted as providing high quality sample integrity. Industry standard chain of custody and quality assurance and control procedures will be followed. This will include the use of duplicate samples and sample standards. Accurate geologic logs of the drill holes will be created and the hole locations surveyed. Geologic samples will be continuously collected and delivered to an independent certified analytical laboratory for assaying. It is estimated that this program will require up to four months for completion..

2)
Mine planning.
As assays come back from drilling programs, the engineering department will enter them into a mine planning software to produce a preliminary scoping study. Assuming the exploration is successful, an independent engineering firm will be hired to produce a deposit model using computerized mine planning software. This phase will require approximately three months and will most probably commence at approximately month twelve.

Development Phase III :

1)
Feasibility Studies.
This phase of the Operations Plan will commence providing the results of the previous phases have been positive, ,possibly in the year following the exploration program. The study will be done in 'house' by the engineering department with assistance from an independent mining engineering firm. The study will include metallurgical testing of geologic samples to determine the appropriate flow sheet for processing the ore. This phase will require approximately six months to completion.

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

4)
Pan American re-start budget
During the first three months of Phase II, a re-start plan and budget based on Pan American ore to the Caselton Concentrator will be developed. The concentrator will require new environmental permits and will be a part of the Item 2) work. A new tailings dam will need to be designed and permitted.prior to operations at the concentrator.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures as defined in Rule 13a-15(e)and 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b) and 15(d) – 15(e), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the third quarter ending September 30, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending September 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us or our directors in their capacity as such.

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

As of September 30, 2011, we have an accumulated deficit of $3,933,478. We are an exploration stage enterprise and have generated nominal revenue during our exploration stage. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $4.5 million of financing, we will be unable to pursue our business plan and operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock. Further, if we raise funds through the sale of our equity securities, our shareholders will suffer significant dilution.

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

INTERNATIONAL SILVER, INC.

Dated: November 14, 2011	By:	/s/Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	November 14, 2011
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	November 14, 2011
John A. McKinney	Executive Vice President
(Principal Financial Officer)

Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections