Form 10-K
period 2011-12-31
INTERNATIONAL SILVER INC
filed 2012-05-10
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2011 the aggregate market value of the voting stock held by non-affiliates of the registrant ("aggregate market value") was approximately $2,737,000.

Issuer's revenues for its most recent fiscal year: $7,900. The number of shares of the registrant's $.0001 par value common stock outstanding as of May 9, 2012 was 36,780,828.

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

Wulfenite - A mineral of tungsten.

General

We are an exploration stage company that searches for mineral deposits of precious metals.  We have not yet engaged in either development or production stage activities. We plan to acquire, stake claims, or lease exploration properties, and conduct exploration activities in North America.

The primary assets of International Silver, Inc., are the 1) Calico Silver Project, an exploration project , located in the Calico Mining District of San Bernardino County, California and held by unpatented Federal lode mining claims owned by the company; 2) its Lease/ Option to acquire and explore the Prince Mine; 3) a block of 495 acres of unpatented Federal lode mining claims adjacent to the Prince Mine and 450 acres of unpatented Federal lode claims adjacent to the Caselton Mine, both claim blocks owned directly by us, located in the Pioche Mining District of Lincoln County, Nevada and 4) Butte Silver Mining Project, located in the Butte Mining District of Silver Bow County, Montana consisting of approximately 380 acres of surface rights and 1,000 acres of mineral rights.

Although we generated total revenues of $63,660 in 2010 from engineering/mining related consulting services, revenues decreased in 2011 to $7,900. Engineering related revenues, along with funding from third-party sources allow us to continue our focus on exploration and development activities.

We have relied upon funds raised from the sale of our common stock funds from private placements and limited engineering services to cover our operating costs and expenses. Management is pursuing additional funding for exploration at the Prince Mine in Nevada and Butte properties in Montana and for general corporate activities. Our independent accountant has issued an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Employees

We currently have seven employees: (1) Mr. Harold R. Shipes, our Chief Executive Officer; (2) Mr. John A. McKinney, our Executive Vice President/Chief Financial Officer; (3) Mr. Matthew J. Lang, our Vice President of Administration/Corporate Secretary; (4) Mr. Daniel Dominguez, our Corporate Controller; (5) Mrs. Eileen Shipes, our Office Manager; (6) Ms. Danielle Lang, our Staff Accountant and (7) Mr. Alexander Makaron, our Engineer.

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

Dependence on Third Party Contractors Not Yet Hired or Equipment Sellers Not Yet Contracted With

We will depend on outside contractors for the following:

•	Exploration equipment rentals from companies in Barstow, California, Cedar City, Utah, Ely, Las Vegas, Nevada and Butte, Montana;
•
Sample preparation and assay services in both areas from ALS Chemex, a world-wide, registered, assay laboratory located in Canada and American Analytical laboratories a certified and registered laboratory with offices in Sparks and Elko Nevada.;

•	Purchase of bulldozers, excavators, and grading equipment through equipment companies such as the Caterpillar dealer and use equipment dealer.
•	Smelting, refining and purchasing of product through Glencore, Trafigura, Gerald Metals, and Penoles;
•	Transportation through SP or UP Railways in the United States, Ferro Carriles de Mexico, and local truck haulage companies in both major areas;
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

California Property

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
Nevada Division of Water Resources approval for drilling exploration wells.
Federal Mine Safety and Health Administration must be provided notice of renewal of underground mining for inspection scheduling
Montana Properties

●
Since the planned program for the two Montana properties consists of evaluation and exploration on a private mineral estate, the permit responsibility will be with the Montana Department of environmental Liability.  If underground mine exploration is necessary, notification with follow-up inspections will be conducted by the U.S. Mine Safety & Health Administration.

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

As of December 31, 2011, we have an accumulated deficit of $2,630,174. We are an exploration stage enterprise and have generated nominal revenue during our exploration stage.  Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $4.0 million of financing, we will be unable to pursue our business plan and operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.  Further, if we raise funds through the sale of our equity securities, our shareholders will suffer significant dilution.

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

Although we were incorporated in 1992 and continue to perform engineering services, acquired the Calico Silver Project in 2007 and gained control of the Prince and Pan American Mines in 2010 and mining leases in Montana, we are still in the exploratory stage due to our change in business plans and have little operating history and have incurred losses during the exploratory period.  We have never had any revenues from exploration or mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties will be found to contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future, which will require us to raise funds to cover our ongoing costs. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful in implementing our current business plan and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

Our business depends upon the continued involvement of our officers, directors, and Consulting Geologist, each of whom have mining experience from 14 to 40 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

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

We will compete with other companies engaged in the mining industry, most of which are larger than us.  Therefore, we will face substantial competition in connection with the hiring and retaining of highly qualified mining, metallurgical, financial and administrative personnel, which creates a high degree of risk.  Among our competitors are BHP/Billiton and Freeport McMoran, as well as numerous other foreign and domestic companies in the mining business.  Many of these competitors are well established, have substantially greater financial and other resources than we have, and have an established reputation for success in mining that will be competitive with our operations.

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

The SEC requires us, as a reporting company, to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K.   Our chief executive officer and chief financial officer, neither of which is an accountant, have concluded that our financial controls are ineffective, we cannot assure you that, if our controls were reviewed by our independent registered accounting firm, such firm would reach the same conclusion.  We have not engaged any independent firm to evaluate our internal controls or to make recommendations with respect to internal controls.  If our auditors are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, especially in view of our need to restate prior financial statements, which could result in a decrease in the value of our securities.  We cannot assure you that we will be able to adequately address in a timely manner any internal controls issues in a timely manner. Further, although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor’s attestation if our public float exceeds $75 million.  Regardless of whether we are required to receive an attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, potential investors may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

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

Item 2. Properties

Our Corporate Offices

Tucson, Arizona

Our corporate offices, which are located at 5210 E. Williams Circle, Suite 700, Tucson, Arizona 85711, are leased from an affiliate, Atlas Precious Metals, Inc., who have a five-year lease with WC Partners, a Los Angeles, California-based company. We pay Atlas Precious Metals Inc. $9,500 per month for our space at this location. Our space is adequate for our purposes.

Exploration Properties and Claims

We may explore for various metals, including gold, silver, copper, lead, manganese, zinc, barite; however, our initial primary activities will focus on the exploration of silver. Our exploration rights were obtained through outright property acquisition, staking of federal mining claims on lands managed by the U.S. Bureau of Land Management, purchase options of privately held surface and mineral rights, purchase of unpatented claims on Bureau of Land Management managed federal lands and through exploration leases. All are held by International Silver without underlying royalty interests.  Our properties are located in San Bernardino County, California, the Pioche mining district of Lincoln County, Nevada and Butte, Montana. These properties and the land tenure are further discussed in later sections as:

• The Prince Mine • Montana Properties • The Calico Silver Project
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

The Pioche Mining District, Lincoln County, Nevada

Introduction:

Our principal area of interest is the Pioche District of Lincoln County, Nevada. We believe that this District represents a unique opportunity in North American mining, in that, we have secured control of a large portion of a very unique silver district and plan to continue to expand our holdings in this area. For the next few years, we will focus our attention to this district, to completing the acquisition of the Prince Mine, which we have under a lease with a purchase option. The district is of a size that may give many years of profitable commercial operations.

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

Geology:

The Pioche Mining District encompasses roughly the northern half of the Pioche Hills but extends into the Highland Range to the west.  The Pioche Hills are a relatively minor mountain range that follows a northwest trend between Meadow and Lake Valleys. This trend is in marked contrast to the ranges both east and west which align themselves north-south. The Pioche Hills are largely composed of Cambrian sedimentary rocks but these are obscured on the southeast flank where overlain by Tertiary volcanic flow rocks. The mineralized area is entirely within Paleozoic sediments. The principal formations in ascending order are the Prospect Mountain Quartzite, Pioche Shale, Lyndon Limestone, Chisholm Shale and Highland Peak Limestone.

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

The Prince Mine was an underground mine which was developed on the very large sulfide replacement "channels" or structural zones containing silver, zinc, lead, gold and manganese with commercial ore grades, but with varying grade in each channel. The three principle and most significant channels are the Caselton Channel, the Prince Channel and the Pan American Channel. These channels are known to extend for several miles in length and range from 100 feet to as much as 1,800 feet wide with ore up to 90 feet thick. Typically, they historically grade d 2.3 ounces of silver and 0.02 ounces of gold per ton, 2.5% lead, 3.5% zinc and 12% manganese dioxide.

While the initial operations of the Prince Mine focused on sulfide replacement ore bodies in limestone with much higher grades, massive oxidized mineralization is believed to remain which has only been minimally mined. As technology has advanced, significant opportunity remains in using the very low cost acid leaching of oxidized zinc, followed by solvent extraction and electro-winning to produce special high grade zinc cathode which can be sold at a premium. In the solvent extraction process, sulfuric acid is regenerated for re-use which minimizes costs of operation.   These methods of processing oxide ores will be evaluated in conjunction with our exploration activities in the district.

Property Description, Geology and History

The Prince Mine

An exploration lease with an option to acquire the Prince Mine property was entered into by International Silver on November 6, 2010 as further discussed in Note D.  The initial land position held under the lease/option consists of twelve patented lode mining claims held in fee simple title by Prince Mine LLC.  These claims comprise 227 acres of surface and mineral rights. Should the purchase rights be exercised the property title will transfer to International Silver without a retained royalty. Subsequent to the exercise of the lease, International Silver acquired through Federal mining law by location, an additional 495 acres in 25 lode mining claims on BLM managed lands next to the patented leased land.  The lease / option requires annual payments to the lessor.  The Federal lode mining claims require annual maintenance fee payments to the U.S. BLM.

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

The Prince Mine is a n historic underground silver producer which reportedly contains over 2 million tons of historically measured in-situ ore grade mineralization accessible through existing workings. Its main shaft is 850 feet deep and has several levels of drifts extending outward. It is located 1.5 miles from the Caselton Concentrator, a 1,500-ton per day minerals processing plant. Our immediate focus will be to explore the mineralized zone through geochemical and geophysical surveys and surface drilling. Due to its proximity to the surface, the drill holes will be relatively shallow, 1000 feet or less .  At the same time, access to underground workings will be cleaned and repaired to allow inspection and verification sampling.   The program hopes to delineate mineralization amenable to mining but there are presently no known mineable reserves established for the mine property.

Property Location and Access

The International Silver Inc. Pioche Mining District property is located near the town of Pioche, the county seat of Lincoln County Nevada U.S.A.   State Highway 93 serves Pioche.  The Prince Mine is about two miles southwest of the town.  The mine is accessible by paved State Road 320 which connects to Highway 93.   The following maps further illustrate the access and relative positions of the Pioche District properties.

Butte District Properties, Silver Bow County Montana

International Silver Inc. began work to acquire mineral properties in the Butte district in 2008.  In 2011 the Company was successful in securing a leasehold interest on a large group of former producing silver mines and mineral claims once held by the Anaconda Company.  These properties are believed to still contain a large resource of un-mined silver – zinc and silver – copper mineralization.  Inactive mines now held by the Company include the Badger State, the Lexington, the Alice, the Diamond, the Speculator and the High Ore.   It is the intent of the Company to evaluate the feasibility of renewed mining of the historic resources in several of these mines and to conduct exploration for porphyry copper – silver in the district.

History

Mining in the district first began with gold and silver, then copper.  In 1910 the Anaconda Company was formed to consolidate the district under singular ownership and to mine and process the rich ores found there.  The properties held by the Company were last operated by the Anaconda Company in 1967.

District Geology

The Butte porphyry copper center is in the south western part of a regional composite intrusive complex termed the Boulder batholith.  The batholith as exposed is about 70 miles long by 35 miles wide and trends in a northeastward direction toward Helena MT.  The intrusive complex is composed of dozens of chemically distinct plutons ranging in age from middle to late Cretaceous.  The batholith is fault bounded to the southeast with right lateral shears. The northwest side also has wrench fault boundaries but also in places appears to be largely concordant with late Cretaceous age volcanics.

In the vicinity of Butte the dominant rock type is 70 to 72 m.y. old Butte Quartz Monzonite.  Compositionally, this intrusive may also be termed a hornblende – biotite granodiorite.  It in turn has been intruded by quartz porphyry dikes which are differentiates from a larger copper bearing porphyry intrusive at depth and now exposed as an up thrown fault block in the Montana Resources Continental Pit.  Younger 48 m.y. volcanics and rhyolitic intrusives cut or unconformably overlie the older intrusives locally, particularly to the west of Butte.

All of the mineralization mined in the central, north and west parts of the district has been found in vein zones created by structural fracturing in the wall rock.  The most economically important of these vein zones were termed the Anaconda System. These veins trend generally east-west, with an arc like curvature, were very wide and contained high grade copper ores mostly as chalcocite with native silver.  Dips were sinuous but were all southward below the 2800 foot level.  Connecting the Anaconda veins, a second somewhat thinner, northwest set of cross cutting veins were developed and mined.  These were termed the Blue System.

As the structurally controlled vein systems extended across the district, mineralogic zoning patterns were recognized.  A copper rich Central Zone on Butte Hill gave way to an intermediate zone in a rough, semi-circular map pattern which contained mixed zinc and copper mineralization.  This zone extended outward and graded into a peripheral zone characterized by manganese, zinc and silver veining.  The International Silver Inc. lands are located within all three mineralogic zones.

Property Location and Access.

The land position consists of approximately 380 acres of surface rights and 1000 acres of mineral rights in the Butte District, Silver Bow County Montana.

2
6
11
Walkerville
Big Butte
6319 Ft
Empire St
BERKELEY OPEN PIT MINE

- PATENTED SURFACE AND MINERAL RIGHTS – LEASED
- PATENTED MINERAL RIGHTS – LEASED
- PATENTED SURFACE RIGHTS – ISI OWNED

BUTTE MINING DISTRICT MT OWNERSHIP MAP

0.25 0.5 075 MILE

500 1000 2000 3000 4000 5000 FEET

N PROJECT NORTH

Property Description, Geology, History.

Alice Mine

Rainbow & Rising Star Veins

The Alice mine is in the outer part of the intermediate mineralogic zone at Butte and was developed on a group of main stage silver zinc veins containing manganese.  This mine was first opened in 1886 when rich shallow ores of native silver and silver chloride were mined. The mine is accessed through a tunnel level with track for haulage and two points of ingress and egress.  A 400 ‘ deep ventilation shaft is also in place as is a cross cut on the 400 foot level to the Lexington mine shaft.  The workings have been maintained and are in relatively good condition.

The vein zone strikes east – west and dips 60 – 80 degrees south. The width varies as numerous veins come together and diverge, with individual veins averaging from 14 feet to 90 feet combining to form a vein zone up to 187 feet wide. Some of the narrower higher grade veins have been mined by historic operations to about the 500 foot level.  The water table is below 800 feet.

Oxidized minerals with silver with manganese extend from surface in this wide vein zone down to about 100 feet where they transition into a sulfide zone containing argentite, sphalerite and galena in quartz veins with rhodonite and rhodochrosite.  In 1986, an independent engineering firm, Robertson Research International Ltd, calculated a near surface geologic resource to a depth of 75 feet as having 1,418,000 tons with an average grade of 4.68 ounce per ton silver and 0.018 ounce per ton gold.

An estimate of the sulfide zone geologic resource from the 100 foot level to the 1000 foot level was made by Tatman and Potresou in1990, for New Butte Mining Inc. based on Anaconda “Green Book Reserve Reports” and underground drilling.  This estimate by two reputable professionals quotes a potential resource of 8,776,736 tons averaging 4.08 ounces per ton silver, 0.024 ounces per ton gold, 4.24 % zinc and 1.31% lead.

These estimates are presented as historic data only as mine planning and verification studies have not yet even been initiated.

Lexington Mine

Skyrme, State, Gaul, Grey Rock and Blue Wing veins

The Lexington Mine adjoins and connects on the south with the Alice Mine area development. A good three compartment shaft extends through the tunnel level to 2600 feet but is flooded at about the 1000 level.  The shaft is principally useful for ventilation but could be used for hoisting materials between levels. It has a good steel head frame but is not suited for large tonnage production hoisting.  The shaft was last operated by the Anaconda Company in 1959.  Other parts of the mine including stopes in the Grey Rock Vein on the 400 haulage level were operated in 1990 by New Butte Mining Inc.

The Lexington is developed on the inside edge of the intermediate mineralogic zone on several groups of relatively narrow silver veins and sulfide vein breccias.  The veins widen with depth, averaging 4.2 feet to the 600 level after which they increase to 7.6 feet to the 2600 foot level.  The historic resource tabulated on the books of the Anaconda Company in developed and probable categories with a 4.6% zinc cutoff grade, are cited as 1,702,864 tons grading 3.57 ounces per ton silver and 8.31% zinc.

Another 1,536,234 tons grading 2.59 ounce per ton silver with 8.27% zinc are listed as “future reserve blocks” by Anaconda.  About half of this tonnage is listed above the level of mine flooding.   The Company lists no current ore reserves for the property.

Badger State Mine

State, Emily, Badger, Snow Ball and South Split of Rainbow veins

The Badger State Mine was operated by the Anaconda Company from 1960 to 1967 as a 1500 tpd block cave silver – zinc mine.  The mine has a substantial steel head frame and large steel frame hoist and compressor building.  The three compartment shaft extends downward to the 3800 level.  It is presently bulkheaded at the surface and will require repairs for renewed use.

The Badger is located north of the Berkeley Pit and is in the intermediate silver-zinc zone but grades into the periphery of the central copper zone at depth. A substantial tonnage of silver – zinc ore grade mineralization is believed to remain un-mined as plans for re-opening by Anaconda are referenced in company files.

High Ore and Diamond Bell Mines

Syndicate, Bell, Speculator and High Ore veins

The Diamond is located near the north high wall of the Berkeley Pit and the Company’s mineral rights extend southerly into the pit area.

The Diamond has a steel production head frame but no hoisting facilities. The shaft is bulkheaded for safety at the surface and was last used for ventilation in 1973.  The High Ore Mine connected with the Diamond but the shaft was caved by Anaconda as the area became part of the Berkeley open pit.

The mines are former high grade copper- silver producers in the central mineralogic zone.  Ore was found in structurally controlled chalcocite – bornite veins which had lower grade alteration envelopes surrounding them. These veins were mined to several thousand feet of depth.  Presently there are no identified mineral resources remaining in the mines, however the Company believes that the exploration potential for lesser grade disseminated copper is extremely good.

Calico Silver Project

The Calico Silver Project is an exploration project with a substantial land position in an area of known bulk mineable disseminated silver-barite mineralization. A wide and elongated zone of epithermal silver-barite veining which is exposed on the property will be the area initially investigated.

Geology and History

The project is in the Calico Mining District of Southern California.  The district has been the site of historic underground mining of bonanza grade silver deposits since the 1880’s and more recently has attracted notice for the discovery of large tonnage disseminated silver deposits.   The mineralization of the Calico Silver Project occurs in a series of parallel veins up to 50 feet wide in a zone several hundred feet wide and primarily visible at the surface. The veins strike NW/SE, dip steeply to almost vertical, and are traceable for 1.25 miles on the Leviathon claims. Country rock is tertiary volcanics in related pyroclastic and sedimentary formations. The Leviathon vein system is located northeast of the Calico Fault.   The Lilly claims are southwest of the fault in argillically altered tuffaceous sediments of the Barstow formation.  These claims lie directly between two known disseminated silver deposits, the Waterloo and Langtry but have not been adequately tested by exploration drilling.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information

Our common stock is quoted on the OTCQB under the trading symbol ISLV.  The following table sets forth, for 2011 and 2010, the quarterly high and low bid prices for our common stock in the over-the-counter market.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions

	2010		2011
	High	Low	High	Low
First Quarter	$1.00	$0.05	$0.65	$0.25
Second Quarter	0.52	0.02	0.77	0.20
Third Quarter	0.15	0.03	0.25	0.10
Fourth Quarter	1.01	0.07	0.30	0.10

Holders

As of December 31, 2011, there were 70 shareholders of record.

Transfer Agent

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Clearwater, Florida 33760, telephone (727) 289-0010.

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

During the year ended December 31, 2010, total stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants under the plan. On November 1, 2010, stock options for 3,300,000 shares were granted at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. The options granted to employees were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan; provided, that the treatment of the options as incentive stock options is subject to shareholder approval of the plan.  Options granted to non-employees are non-qualified stock options.  These option grants are fully vested and expire on November 1, 2015. No options were exercised or forfeited during the year 2010.

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

We did not purchase any shares of our common stock during 2011 or 2010.
.

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

On December 21, 2010, we issued a 90-day convertible note to Tintic Standard Gold, Inc. in the principal amount of $75,000.  As consideration for the issuance of the note, we issued 50,000 shares of common stock to Tintic Standard Gold. We agreed to issue an additional 25,000 shares to Tintic to extend the note for an additional 90 days.  On April 25, 2011, the note was converted into 474,077 shares of common stock.  A total of 499,077 shares were issued, including the 25,000 shares for the note extension.

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

Use of Proceeds

On August 24, 2010, we received $40,000 in proceeds from a private unrelated investor on a private placement of 2,000,000 shares of our common stock, whose funds were applied towards general corporate use.  Proceeds from a convertible note issued to Tintic Standard Gold, Inc. on December 21, 2010 for $75,000 were applied to exploration activities , as well as for general administration services in year 2011.

Proceeds of $1,100,000 received from the private placement completed on August 25, 2011 with Casimir Capital, LP were applied for exploration activities and general corporate use.

Item 6. Selected Financial Data

	December 31, 2011	December 31, 2010	Exploration Stage (since inception) June 16, 2006 to December 31, 2010

Revenue	7,990	63,660	441,289
Total Operating Expenses	1,103,243	504,507	2,605,722
Cash on Hand	1,913	35,983	N/A
Total Assets	46,692	132,432	N/A
Current Liabilities	167,253	67,627	N/A
Working Capital (Deficit)	(121,279)	64,805	N/A
Accumulated Deficit	(2,630,174)	(1,327,174)	(2,454,140)
Exploration Costs	82,835	16,923	366,757

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

Financial Condition and Changes in Financial Condition

Our financial condition as of December 31, 2011, compared to December 31, 2010 is summarized below, as follows:

Assets.

As of December 31, 2011, we had total assets of $46,692 compared to total assets of $132,432 as of December 31, 2010, representing an decrease of $85,740. Current assets at December 31, 2011 of $45,974 and $132,432 at December 31, 2010 are comprised primarily of prepaid mine lease costs.  Other Assets reflect deferred interest costs relating to a contemplated property acquisition.

	At December 31, 2011	At December 31, 2010	Net Incr./(Decr.)
Current Assets:
Cash	$1,913	$35,983	$(34,070)
Due from Related Parties	299	15,919	(15,620)
Prepaid Expenses	43,762	80,530	(36,768)
Current Assets	$45,974	$132,432	$(86,458)

Property, Plant & Equipment-Net	$718	$0	$718
Total Assets	$46,692	$132,432	$(85,740)

Liabilities and Shareholders’ Equity

	At December 31, 2011	At December 31, 2010	Net Incr./(Decr.)
Current Liabilities
Accounts Payable	$55,575	$2,741	$52,834
Accrued Expenses	68,775	8,464	60,311
Due to Related Parties	25,566	48,089	(22,523)
Note Payable	17,337	8,333	9.004
	$167,253	$67,627	$99,626

Shareholders’ Equity
Capital Stock	$2,509,613	$1,391,979	$1,117,634
Accum. Deficit – Prior to exploration stage	(176,034)	(176,034)	0
Accum. Deficit – During exploration stage	(2,454,140)	(1,151,140)	(1,303,000)

Total Shareholder’s Equity	$(120,561)	$64,805	$(185,366)

Total Liabilities & Equity.	$46,692	$132,432	$(85,740)

Current liabilities increased by $99,626 to $167,253 at December 31, 2011 compared to $67,927 at December 31, 2010. This is attributable to higher accounts payable and accrued expenses in the amount of $113,145, partially offset by a reduction of $22,523 of related party debt.

Shareholders’ Equity decreased by ($185,366) to ($120,561) as of December 31, 2011 compared to $64,805 as of December 31, 2010. The decrease results the net loss from operations of $1,303,000 and an increase in common stock and additional paid-in capital, with an aggregate value of approximately $1,117,634 resulted from a private placement completed during the month of June, 2011.  A total of 8,238,998 units of he Company stock were sold.  Each unit grants the holder the right to purchase one share of common stock at an exercise price of $0.20 share, with each warrant expiring in three years.

Liquidity and Capital Resources

Working capital decreased by $186,084 to ($121,279) at December 31, 2011, compared to $64,805 at December 31, 2010.   The decrease in working capital resulted from the reduction of operating cash, reduction in related party receivables and decreased prepaid mine leases, as well as increased payable and accrued expenses of $121,960.

Net cash flow from operating activities decreased by $838,970 to ($953,734) at December 31, 2011, compared to ($114,764) at December 31, 2010. The bulk of the decrease pertains to exploration and general and administrative costs associated with Company’s efforts on procuring various mining leases and exploration activities.in the Pioche Mining District in Lincoln County, Nevada

Cash flows from investing activities in 2011 were minimal at $15,612 as compared to zero for the year ended December 31, 2010.  Minor building improvements comprised the bulk of the spending in 2011.

Cash flows from investing activities increased by $820,276 to $935,276 for the year ended December 31, 2011 compared to 115,000 for the year ended December 31, 2010.  Cash proceeds realized from a private placement in 2011 netted $1,155,000 less issuance costs of $139,724 and debt service payments of $80.000.  In 2010, proceeds of $40,000 were realized from a private placement of common stock and $75,000 from a third-party loan.

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

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2011 as we have an accumulated deficit of $2,630,174. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to collect upon existing receivables and raising funds through an equity funding. We anticipate total spending requirements of approximately $4.3 million pending adequate financing over the next twelve months, in the following areas:

Our global capital budget for the completion of acquisitions, exploration and development programs in the Pioche District are as follows:

Activity	Cost - U.S.$

1. Mine Salaries and Benefits	$300,000
2. Geological Evaluation and Drilling Contracts	$300,000
3. Mine Re-habilitation, Mobilization	$250,000
4. Miscellaneous Equipment	$250,000
5. Permitting	$150,000
6. Corporate Overhead	$1,200,000
7. Legal	$50,000
8. Property Payments and Acquisitions	$1,600,000
9. Commissions and Expenses	$150,000

TOTAL	$4,250,000

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

Results of Operations
We incurred losses of $1,303,000 for the year ended December 31, 2011, an increase in losses of $824,179 over the prior year. The increase in losses are due to higher exploration, consulting, professional fees, travel and lodging and salaries in connection with increased exploration and due diligence and investigative work on the Pioche Mining District properties.

An analysis of the major components of our results of operations is, as follows:

Revenues - In the year ended December 31, 2011, revenues were $7,900, representing a 88% decrease or $55,760 reduction from $63,660 earned in the year ended December 31, 2010. The decrease in revenues stems mostly from decreased engineering services.  No revenues have been realized from production of metal in either year.

Exploration Expenses - Exploration costs increased by 390% or $65,912 to $82,835 for the year ended December 31, 2010 from $16,923 for the comparable 2010 period. The level of exploration work increase substantially in 2011 due to the acquisition of several mineral leases in Nevada and Montana.

General & Administrative Expenses - General and administrative expenses increased by 109% or $532,752 to $1,020,336 for the year ended December 31, 2011 from 487,584 for the year ended December 31, 2010.   The substantial increase is due to increased emphasis on the Nevada and Montana properties, which resulted in substantial due diligence, exploration and investigative work.  Substantial costs were expended for consultants, legal, travel costs and staff salaries for work done in the Pioche Mining District properties located in Nevada, as well as work done in the County of Silver Bow, Montana, where a mineral lease agreement has been signed and several other properties are under investigation.

Depreciation and Depletion Expenses - Depreciation expense for 2011 was only $72 and for 2010 was nil.  No depreciation has been taken to-date on any mining plant or equipment, as none has been placed in service.

Other Income and Expenses – Other Expenses for the year ended December 31, 2011 were $207,657 or $173,213 more than for the year ended December 31, 2010, which were only $34,444.  A gain on the settlement of debt in the amount of $1,678,634 was recognized at the end of the year resulting from the Company's decision not to proceed with the purchase of the Pan American acquisition and relinquish its rights to the assets.  An impairment loss on Goodwill, which was recognized upon exercise of the lease/purchase option in the amount of $1,678,634 and an additional impairment of building improvements in the amount of $14,822 were both recognized in 2011.  Interest costs of $99,918 relating to a promissory note on the Pan American property, which was relinquished back to the seller at year-end.  In addition there were interest costs of $92,917 incurred on a bridge loan from Tintic Standard Gold Mines, Inc.

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
3)	Actively sought mineral interests containing precious metals; and
4)	Acquired the following minerals interests and option to purchase mineralized property: • Prince Mine • Pan American Mine • Castelton Concentrator • Montana Properties · Calico Silver Project

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

Exploration Costs:

a)Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, whose concessions for mineralized interests are as indicated below:

1) El Cumbro property	$14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

b) Langtry property

1) Option payment	10,000

2) Option payment – extension	90,000

3) Exploration	21,075

c) Acquisition of BLM mineral claims - Calico District

1) Silverado mining claims	4,250

2) Leviathon mining claims	38,224

d) Other exploration sites (evaluation)

1) Butte, Montana	11,000

2) Oro Blanco	0

3) Pioche	54,906

e) General Administrative Costs	83,042

Total acquisitions and exploration costs	$366,757

During our early stage of exploration activities, from June 16, 2006 through December 31, 2010, we have incurred $366,757 in exploration costs, as detailed above, and general and administration expenses of $2,238,138 primarily consisting of salaries, stock compensation expense, mine leases, office rent, consulting fees, and travel expenditures, and depreciation of $827 for a total of $2,605,722 in operating costs.

Accumulated losses of $2,454,140 incurred from the inception of the “exploration phase” accounts for approximately 94% of the accumulated deficit of $2,630,174 reflected in the Shareholders’ Equity section of our financial statements. Our prior engineering activities accounts for the other portion of the deficit.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Consolidated Financial Statements for the year ended December 31, 2011 have been applied consistently for the December 31 year-ends of 2011 and 2010.

Recent Accounting Pronouncements

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in management’s opinion, the relevant pronouncements that apply to the Company’s activities and their effect as of December 31, 2010 and December 31, 2011, are as follows:

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

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our expected exploration activities and are for a period of twelve months.  The total amount budgeted for exploration by International Silver Inc. in 2012 is $ 4,090,000.

We are continuing with the evaluation of mine plans, potential drill targets and resource potential of the Prince Mine. Drill testing of the projected extensions of the known silver mineralization should begin in the fall of 2012. On the Caselton Tailings remediation Project, we will conduct site characterization studies with geotechnical drilling in conjunction with metallurgical testing. The data generated from the program will be used to design a processing facility and to determine the feasibility of economic precious metals recovery.  At the newly acquired Butte Silver Mines properties, we will be evaluating and compiling the voluminous historic exploration and mining data on the properties and will commence with preliminary mine development planning.  We believe that we have adequate mineral resources defined on the Butte properties to merit initiation of this planning which will be concurrent with geologic mapping and sampling of mineralized structures and surveying of existing underground development. Based upon our analysis of the test results and studies, we will determine whether to proceed with development plans. We cannot determine, predict, or assure whether we will be able to proceed with advanced exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our registered Consulting Geologist using industry standard quality assurance and control procedures.

Properties - The Calico Silver Project in San Bernardino County, California, the Pioche mining district properties in Lincoln County, Nevada and the Butte Silver Mines properties in Silver Bow County, Montana.

We will continue to hold the Calico Silver property and will focus our exploration efforts on the Pioche and Butte Mining Districts. We will use employees, consultants and existing infrastructure to conduct our activities in the Pioche Nevada and the Butte, Montana properties. Our exploration program is shown below:

Exploration at Butte Silver Mines

1)
Data and property acquisition.
Company staff will continue to compile the exploration records from these historic Anaconda Company mines.  While much data is in possession of the Company, other sources will be utilized in order to make the records as complete as possible.  Once acquired, the exploration and development data will be compiled using mine planning software to regenerate resource estimates.  Underground levels will be plotted as will drift sampling records and exploration drill holes.  Selected mineral and surface interests ancillary to the Company’s properties are also slated for acquisition.

2)
Development Planning.
Based on the presently known historic resources and proposed AMC underground mine plans, the Company expects to be able to create new preliminary mine development plans for the Project.  This will require underground mapping, surveying and confirmation sampling.  As the condition of much of the existing underground development headings is presently unknown, the extent of this work to be conducted in 2012 is uncertain.

Exploration at Prince Mine:

1)
Surface and underground drilling.
All accumulated data from underground and surface sampling, geochemical and geophysical studies will be evaluated to confirm the highest priority targets for exploration on the Prince Mine. A drilling contractor will be hired to conduct the drilling program using the dual tube reverse circulation air rotary method of drilling and sample collection   under the supervision of our registered Geologist. This drilling method is widely accepted as providing high quality sample integrity. Industry standard chain of custody and quality assurance and control procedures will be followed.  This will include the use of duplicate samples and sample standards.  Accurate geologic logs of the drill holes will be created and the drill hole locations surveyed.  Geologic samples will be continuously collected and delivered to an independent certified analytical laboratory for assaying. It is estimated that this program will require up to four months for completion.

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

Site Characterization and Planning at the Caselton Tailings:

1)
 Geotechnical drilling.
Upon receipt of permit authority, a drilling contractor will be hired to conduct the drilling program using split spoon sampling and hollow stem auger drill methods.  All hole locations will be surveyed. Sample collection will be conducted under the supervision of a registered professional geologist.  Samples will be split and the duplicates stored for reference.  The first split will be shipped for chemical analysis and metallurgical testing. Industry standard chain of custody and quality control procedures will be followed.

2)	Feasibility and Permitting.
This phase of the Operations Plan will commence providing the results of the drill testing and metallurgical work has been positive.  The study will be done in 'house' by the Western States Engineering division with assistance from an established and reputable independent mining engineering firm.  Permit applications for the combined metal recovery and site remediation project will be prepared for submittal in conjunction with the process design work.

Our ability to complete any of the activities described under “Plan of Operations” require significant funding.  We presently have a commitment for portion of the funding, but we cannot assure you that we will be able to obtain full funding or that the terms on which additional funding may be available will be acceptable.  To the extent that we are able to secure funding for a portion of our needs, we will have to allocate such funding among the projects, and we may not be able to complete components of these projects.  If we are able to obtain only limited funding, it may result in significant dilution to our shareholders.  Further, our use of proceeds may be determined by the investors based on their priorities, which may be different from our priorities.

Item 7A Quantitative and Qualitative disclosures About Market Risk

Not applicable.

Item 8 Financial Statements and Supplementary Data

The information required by this item is filed herewith.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of International Silver, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2011 and 2010. International Silver, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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
May 9, 2012

50 S. Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements
(Audited)

For the Year Ended December 31, 2011

And

For the Year Ended December 31, 2010

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$1,913	$35,983
Due from related parties - Note K	299	15,919
Prepaid expenses - Note C	43,762	80,530
Total Current Assets	$45,974	$132,432

PROPERTY,PLANT AND EQUIPMENT- Note E
Computer Equipment	$790	$-
	$790	$-
Accumulated depreciation	(72)	-
	$718	$-

TOTAL ASSETS	$46,692	$132,432

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,311	$2,467
Payroll taxes payable	28,264	274
Accrued expenses	68,775	8,464
Due to related parties - Note K	25,566	48,089
Note payable - Note H	17,337	8,333
Total Current Liabilities	$167,253	$67,627

Total Liabilities	$167,253	$67,627

SHAREHOLDERS' EQUITY - Note L
Common stock
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/10 - 28,581,753
issued & o/s at 12/31/11 - 36,780,828	$3,678	$2,858
Additional paid-in capital	2,505,935	1,389,121
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(2,454,140)	(1,151,140)
Total Shareholders' Equity	$(120,561)	$64,805

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$46,692	$132,432

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Income

	Twelve Months Ended		Inception (June 16, 2006) of Exploration Stage through
	December 31, 2011	December 31, 2010	(December 31, 2011)

REVENUES
Consulting-third parties	$-	$-	$44,199
Consulting-related parties	$7,900	$63,660	$397,090
Total Revenues	$7,900	$63,660	$441,289

Operating Expenses
Exploration costs	$82,835	$16,923	$366,757
General and administration
Rent expense - related party	81,000	6,900	172,958
Bad debt expense	-	236	41,860
All other general & administrative	939,336	480,448	2,023,320
Depreciation and depletion	72	-	827
Total operating expenses	$1,103,243	$504,507	$2,605,722

Operating Income/(Loss)	$(1,095,343)	$(440,847)	$(2,164,433)

Other Income/(Expense)
Gain on Settlement of Debt	$1,678,634	$-	$1,678,634
Impairment loss	(1,693,456)	(15,000)	(1,733,458)
Interest expense	(192,835)	(19,444)	(234,885)
Total other income/(expense)	$(207,657)	$(34,444)	$(289,707)

Extraordinary Items
Deconsolidation of subsidiary	$-	$(3,530)	$-

Net Income/(Loss)	$(1,303,000)	$(478,821)	$(2,454,140)

Basic and Diluted
Income/(Loss) per Share	$(0.04)	$(0.02)

Weighted Average Shares
Outstanding	33,467,276	22,571,012

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Cash Flows

	Twelve Months Ended		Inception (June 16, 2006) of Exploration Stage through
	December 31, 2011	December 31, 2010	(December 31, 2011)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(1,303,000)	$(478,821)	$(2,454,140)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	3,530	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	72	-	827
Impairment loss	14,822	15,000	54,822
Financing cost	191,054	8,333	199,387
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	50,000	50,000
Issuance of incentive stock option grants	-	396,000	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	15,620	1,788	249,362
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	36,768	(79,564)	(47,236)
(Decrease)/Increase in payables	30,619	(39,103)	67,972
(Decrease)/Increase in accrued expenses	60,331	8,073	92,396
Net Cash Flows (used by) Operating Activities	$(953,734)	$(114,764)	$(1,145,908)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Purchase of equipment	(790)	-	(7,458)
Building improvements	(14,822)		(14,822)
Net Cash Flows from Investment Activities	$(15,612)	$-	$(202,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$1,155,000	$40,000	$1,275,000
Less: Stock issuance costs	(139,724)		(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	-	75,000	75,000
Debt service payments	(80,000)	-	(80,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$935,276	$115,000	$1,318,471

Net Increase/(Decrease) in Cash	$(34,070)	$236	$(29,717)

Beginning Cash Balance	$35,983	$35,747	$31,630

Ending Cash Balance	$1,913	$35,983	$1,913

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
			(June 16, 2006)
	Twelve Months Ended		through
	December 31, 2011	December 31, 2010	(December 31, 2011)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	102,361	-	102,361
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$102,361	$-	$674,818

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$396,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$(30,000)	$(30,000)
For marketable securities in another company	$-	$(25,000)	$(25,000)
For deed of trust in the mining property	$-	$90,000	$90,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Treasury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total
Shares issued:
Prior to June 16, 2006		1,000		$258,522			$(176,034)	$0	$82,488
At June 16, 2006		1,000		$258,522	0	$0	$(176,034)	$0	$82,488

Stock Split - 12,000:1
July 24, 2006		12,000,000	$1,200	(1,200)					0
Shares issued for services
September 13, 2006	$0.0750	1,000,000	100	74,900					75,000
October 21, 2006	$0.0500	100,000	10	4,990					5,000
Shares issued for property
September 19, 2006	$1.0000	30,000	3	29,997					30,000
Shares issued for acquisition
Metales Preciosos,
S.A. de C.V.
October 21, 2006	$0.1846	300,000	30	55,355					55,385
Net Income/(Loss)								(163,224)	(163,224)
At December 31, 2006		13,430,000	$1,343	$422,564	0	$0	$(176,034)	$(163,224)	$84,649

Shares issued for cash
May 4, 2007	$0.5000	400	0	200					200
May 11, 2007	$0.5000	2,000	0	1,000					1,000
May 14, 2007	$0.5000	4,000	0	2,000					2,000
May 16, 2007	$0.5000	600	0	300					300
June 4, 2007	$0.5000	3,000	0	1,500					1,500
October 29, 2007	$0.5000	4,000	0	2,000					2,000
November 6, 2007	$0.5000	28,000	3	13,997					14,000
November 8, 2007	$0.5000	18,000	2	8,998					9,000
November 13, 2007	$0.2500	200,000	20	49,980					50,000
Shares issued for services
May 22, 2007	$0.0550	100,000	10	5,490					5,500
September 13, 2007	$0.0400	250,000	25	9,975					10,000
September 21, 2007	$0.0400	150,000	15	5,985					6,000
Shares exchanged for debt
June 30, 2007	$0.5000	336,186	33	168,060					168,093
Net Income/(Loss)								(128,147)	(128,147)
At December 31, 2007		14,526,186	$1,452	$692,048	0	$0	$(176,034)	$(291,371)	$226,095

Shares issued for services
June 12, 2008	$0.1333	150,000	15	19,985					20,000
Shares exchanged for debt
September 8, 2008	$0.2890	335,567	35	96,945					96,980
Shares repurchased
November 10, 2008					(30,000)	(30,000)			(30,000)
Net Income/(Loss)								(298,788)	(298,788)
At December 31, 2008		15,011,753	$1,501	$808,978	(30,000)	$(30,000)	$(176,034)	$(590,159)	$14,286

Shares issued for services
October 6, 2009	$0.0100	3,550,000	355	35,145					35,500
Net Income/(Loss)								(82,160)	(82,160)
At December 31, 2009		18,561,753	$1,856	$844,123	(30,000)	$(30,000)	$(176,034)	$(672,319)	$(32,374)

Treasury shares cancelled
January 10, 2010	$1.0000	(30,000)	(3)	(29,997)	30,000	$30,000			0
Shares issuable
March 3, 2010	$0.0025	0			6,000,000	15,000			15,000
Shares issued for land
April 26, 2010	$0.0025	6,000,000	600	14,400	(6,000,000)	(15,000)			0
Shares exchanged for debt
August 18, 2010	$0.0250	2,000,000	200	49,800					50,000
Shares issued for cash
August 24, 2010	$0.0200	2,000,000	200	39,800					40,000
Stock option - grants issued
November 1, 2010	$0.1200			396,000					396,000
Shares exchanged for
convertible note
December 31, 2010	$0.6000	50,000	5	74,995					75,000
Net Income/(Loss)								(478,821)	(478,821)

At December 31, 2010		28,581,753	$2,858	$1,389,121	0	$0	$(176,034)	$(1,151,140)	$64,805

Shares issuable
March 31, 2011	$0.6500	0			25,000	16,250			16,250
Retirement of convertible note
4/21/2011	$0.2050	499,077	50	102,308	(25,000)	$(16,250)			86,108
Private placement:
5/18/2011	$0.1500	2,666,667	266	399,734					400,000
5/25/2011	$0.1500	1,333,334	133	199,867					200,000
5/27/2011	$0.1500	1,500,001	150	224,850					225,000
5/31/2011	$0.1500	533,331	53	79,947					80,000
6/1/2011	$0.1500	333,333	33	49,967					50,000
6/15/2011	$0.1500	1,000,000	100	149,900					150,000
6/23/2011	$0.1500	333,332	34	49,966					50,000
Stock issuance costs				(139,724)					(139,724)
Net Income/(Loss)								(1,303,000)	(1,303,000)

At December 31, 2011		36,780,828	$3,678	$2,505,935	0	$0	$(176,034)	$(2,454,140)	$(120,561)

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

On November 23, 2011, the Company formed a wholly-owned subsidiary, Butte Silver Mines, Inc. located in Butte, Montana.

The business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America. The Company will initiate an intensive reconnaissance and exploration program in the Pioche Mining District located in Nevada and in the Butte Mining District located in Silver Bow County, Montana, to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition. The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada

The Company has entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore.

The Company had also entered into another lease/purchase agreement to acquire the historic Pan American Zinc/Silver Mine and the Caselton Concentrator in Pioche/Comet Mining District of Lincoln County, Nevada, USA. At December 31, 2011, the Company had opt not to purchase the property and relinquished the property back to the seller.

New Butte Mining Properties, Silver Bow County, Montana

On December 1, 2011, the Company executed a mining lease agreement on a large block of private land with mineral rights in the Butte District of Montana.  The lease provides full access for mining on the land for a term of fifty years and thereafter as long as minerals are produced.  The New Butte Properties were historically owned and operated as silver-zinc and silver-copper mines by the Anaconda Company.  The major formerly operating underground mines now held by the Company are known as the Alice, the Lexington, the Badger, the Diamond and the High One.

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

In order to continue as a going concern, the company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) obtaining financing from a public offering or private placement.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of International Silver, Inc. and its subsidiaries Western States Engineering, Inc. and Butte Silver Mines, Inc. for the twelve months ended December 31, 2011. For the twelve months ended December 31, 2010, the financial statements include International Silver, Inc. and its subsidiary, Western States Engineering, Inc.  The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Recent Accounting Pronouncements

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’ opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements. At December 31, 2011 there were no recent accounting standards that apply to the Company activities.

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

Concentrations and Economic Vulnerability

Concentrations and economic vulnerability include reliance on related parties. During the year 2011, 100% of the revenue was realized from a related party.

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

Accounts Receivable

Accounts receivable are stated, net of an allowance for uncollectible accounts. At December 31, 2011 and at December 31, 2010, there were no trade receivables, only related party receivables of $299 and $15,919, respectively. No allowance for uncollectible accounts was established, as management deem the accounts as fully-collectible.

Investments

Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At December 31, 2011 and December 31, 2010, the Company held securities “available for sale” that were reported under the Fair Value Method.

At December 31, 2011, the Company held 25,000 shares of Atlas Precious Metals Inc. common stock, whose value was considered impaired. Refer to Note E – Investment in Securities for further discussion.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At December 31, 2011 and December 31, 2010, all mineral interests were in the exploration stage.

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

At December 31, 2011, an impairment test was conducted for the building improvements that had occurred during the year to upgrade the electrical system to meet current standards, resulting in an impairment loss.  Refer to Note F – Impairment of Long-Lived Assets.

Revenue Recognition and Production Costs

The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.  At December 31, 2011, there had been no production from any of the Company's properties.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. As of December 31, 2011 and December 31, 2010, no options had been exercised.

Income Taxes

The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes. ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note K- Income Taxes.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Interest payments made during the year ended December 31, 2011 were $191,054 and $8,333 for the year ended December 31, 2010. “Non-cash" investing and financing transactions during the year ended December 31, 2011 were the exercise of the purchase option on the assets of Pan American Zinc Co. as disclosed on Note L – Contract Payable and stock issued on debt retirement.  “Non-cash" investing and financing transactions during the year ended December 31, 2010 related to the sale of mining property in exchange for shares of common stock, as discussed in Note I – Investments.

Comprehensive Income

ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On December 31, 2011 and December 31, 2010, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense

At December 31, 2011, prepaid expenses encompassed two mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Mining Properties of the audited financial statements for the year ended December 31, 2011.  During the second quarter of 2011, the lease purchase option on the Pan American Mine property was exercised (refer to Note L – Contract Payable).  At December 31, 2011 and December 31, 2010, prepaid expenses were comprised of the following:

	December 31, 2011	December 31, 2010

Prepaid lease - Prince Mine	$42,467	$42,467
Prepaid lease – Pan American Mine	0	36,712
Prepaid expense – Other	1,295	1,351
Total Prepaid Expense	$43,762	$80,530

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

The 6,000,000 shares issued in exchange were valued at $15,000 or $0.0025/share, based on management’s estimate of the fair value of the securities we issued. The per-share value of the stock issued was discounted from its quoted market price, as there have been no recent sales reported, and reported sales fluctuated widely in price. As well, we further discounted the large block of stock in comparison with our outstanding shares for its unusual relative size. Although any measure of the fair value of a large block of our stock is inherently unreliable, we believe no reliable measure can be made of the value of the mineral assets we received in exchange. No valuation of the mine assets had been done, nor had the mine operated since the 1990’s. In accordance with ASC 505-50-30-6, we valued this transaction at the fair value of the securities we issued.

On March 31, 2010, the Company reviewed its mineral holdings and determined that the 70% interest in the Estrades Mine valuation was impaired, as it had not been operational for several years and future positive cash flows determined on a discounted cash flow method could not be ascertained, consequently recorded an impairment of $15,000 on that date.

During March, 2010, the Company sold its interest in the Estrades Mine in exchange for 6,000,000 shares of common stock in Continental Mining and Smelting Limited, which is not a public company.  We carry this investment on our books at zero dollar value.

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

The five-year lease requires annual lease payments of $50,000 payable annually on each anniversary date from the date of the lease agreement. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments are as follows:

Nov 6, 2012 -	$50,000
Nov 6, 2013 -	$50,000
Nov 6, 2014 -	$50,000
Total	$150,000

For the twelve months ended December 31, 2011, lease expense on the Prince Mine lease of $50,000 was paid.

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

On April 21, 2011, the Company issued a promissory note to the Atkinson Trust, interest only, for the initial ten months, with installments of $10,000 each, commencing May 23, 2011.  The note was issued as a condition of purchasing the assets of Pan American Zinc Company, with close of escrow to occur on February 23, 2012. At December 31, 2011, the Board of Directors passed a resolution recinding the contemplated purchase and relinquished its rights to the property.  The seller agreed to take back the property in exchange for forgiving all related liability created in the sale except for $17,337.  As a result, a gain on the settlement of debt in the amount of $1,678,634 was recognized at December 31, 2011.

Calico Silver Project

The Calico Silver Project consists of 60 unpatented mining claims, which were acquired through staking and filing Notices of Location with the Bureau of Land Management.  The Company pays annual maintenance fees to the Bureau of Land Management (BLM) on its 60 unpatented lode mining claims, located in San Bernadino County, California.  The Company expenses these maintenance fees in the year paid.  On August of 2011, the Company paid its annual maintenance fee to the Bureau of Land Management.

Butte, Montana Mining Lease

On December 1, 2011, the Company entered into a mineral lease agreement with FL Leasing, LLC (“lessor”), now New Butte Leasing, LLC, to examine the mineral potential of the Silver Bow/Butte Area located in Silver Bow County, Montana.

The term of the agreement is for fifty (50) years and for so long as Product is produced, or until sooner terminated, extended or canceled.  The lease requires annual lease payments commencing January 15, 2012, which was timely paid, and on each anniversary date thereafter.  The initial annual lease payment is $15,000 and $10,000 each year thereafter for the years 2013-2015.  Annual lease payments for years 2016 – 2020 are $15,000; thereafter annual lease payments are variable and increase progressively.  Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments are as follows:

Year 2012 -	$15,000
Year 2013 -	$10,000
Year 2014 -	$10,000
Year 2015 -	$10,000
Year 2016 - 2020	$75,000

Additionally, the Company agreed to pay” lessor” a Net Smelter Returns Royalty of three percent (3%) on production of gold, silver and various other metal.

Note E – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

Computer Equipment	$790
Accumulated Depreciation	(72)
$718

Depreciation expense of $72 was recorded on computer equipment for the twelve months ended December 31, 2011.  No depreciation was recorded for the twelve months ended December 31, 2010.

Note F – Impairment of Long-Lived Assets

Pursuant to ASC 360-10-35, “ if the carrying value of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable, i.e., the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition, then an impairment loss must be recognized”. Due to uncertainties present, lack of adequate funding and demonstrable support for future undiscounted cash flows that exceed estimated fair value of the acquired assets, the Company recognizes the asset’s fair value for newly-acquired assets of the former Pan American mine property at the asset’s salvage value.

Upon initial recognition of fair valuation for this business acquisition, the difference between the acquisition costs and the provisional fair values is reflected as Goodwill in the amount of $1,678,634. Goodwill represents the excess of the acquisition costs over the assigned fair values of the “significant asset group” as of April 21, 2011, the date of acquisition. At June 30, 2011, an impairment test pursuant to the general guidelines described in ASC 350-20-35-2 and more specifically ASC 350-20-35-4 thru 35-14 - Recognition and Measurement of an Implied Loss was performed. Based on the impairment analysis, a review of available data and evidence as of the reporting date, Goodwill was fully impaired as of June 30, 2011.

At December 31, 2011, testing for impairment revealed that an additional $14,822 in building improvements to the Caselton Mill was warranted resulting from the Company’s decision to relinquish its property rights back to the seller. At December 31, 2011, total impairment costs were $1,693,456.

Note G – Investments

In 2008, the Company relinquished its holdings in the Tecoma Mining District back to the original seller, in return for the shares in common stock that were part of the consideration given on the original purchase of the property As a result, the Company obtained 25,000 shares of the common stock of Atlas Precious Metals Inc., a privately-held and related company to International Silver, Inc. These shares were originally held by the Company’s shareholder/officer, who transferred these shares to the seller of the Tecoma Mining District property, in exchange for a note from the Company.  At December 31, 2011 and December 31, 2010, the carrying value of these securities was considered impaired and have no value at the end of each respectively accounting period.

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

The company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2010 and December 31, 2011, there is no measurable value in the common stock of Continental Mining and Smelting Limited. The company is newly-formed and is seeking to go public in the Canadian stock exchange (TSX) within the year.

At December 31, 2011, the Company’s share of losses for the year then ended was $108,915. with cumulative losses, inception to–date of $135,960. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At December 31, 2011, the Company held the following securities:

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

In addition, on April 21 2011 the Company issued a promissory note in the amount of $100,000 to the Atkinson Trust, payable in ten equal monthly installments of $10,000, interest only, towards a contemplated purchase of the assets of Pan American Zinc Company.  At December 31, 2011, the net present value, less interest payments applied amounts to $17,337.

Notes payable as of December 31, 2011 and December 31, 2010, respectively, are shown below:

	At December 31, 2011	At December 31, 2010

Promissory note – Atkinson Trust	$20,000	$0
Short-term convertible note – Tintic Standard Gold, Inc.	0	75,000
	$20,000	$75,000
Less: Discount on note	(2,663)	(66,667)
	$17,337	$8,333

Note I - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2011, 2010 and prior years as follows:

Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	$101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	$213,736
Net Operating Loss - Year 2008	237,958
Net Operating Loss carry-forward to Year 2009	$451,694
Net Operating Loss - Year 2009	62,811
Net Operating Loss carry-forward to Year 2010	$514,505
Net Operating Loss - Year 2010	47,369
Net Operating Loss carry-forward to Year 2011	$561,874
Net Operating Loss - Year 2011	1,205,343
Net Operating Loss carry-forward to Year 2012	$1,767,216

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At December 31, 2011, the Company recorded a deferred tax benefit of $667,468 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables which average 33% at December 31, 2011 and December 31, 2010.

Net deferred tax assets consist of the following components:	December 31,	December 31,
	2011	2010

Deferred Tax Asset	$667,468	$203,503
Valuation Account	(667,468)	(203,503)
Net Deferred Tax Asset	$0	$0

At December 31, 2011, The Company had a net operating loss carry-forward of $1,767,216 for federal income tax purposes that may be offset against future taxable income from years 2012 through 2030. Our deferred tax benefit is adjusted for interim results, but we simultaneously adjust the allowance for a net zero effect.   Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note J – Shareholders’ Equity

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

From May 18, 2011 through June 23, 2011, the Company issued 7,699,998 shares of its common stock for $1,155,000 on a private placement.  The sale of unregistered securities were to third party individuals and companies not related to International Silver, Inc.

At December 31, 2011, the Company had authorized 500,000,000 shares of common stock, 36,780,828 shares had been issued and are outstanding.

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

During the year ended December 31, 2010, total stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants under the plan. On November 1, 2010, stock options for 3,300,000 shares were granted at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. All these options were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan. These option grants are fully vested and expire on November 1, 2015. No options were exercised or forfeited during the year 2011.

Compensation expense has been recorded pursuant to ASC 718 – Compensation – Stock Compensation based on fair value derived by means of applying the Black Sholes (BSM) option-pricing model. The fair value of each option grant is calculated assuming an expected life of five years, volatility of 823%, an interest rate of 3.5% and a dividend yield of zero. A summary of the status of the Company’s stock options as of December 31, 2010 and changes during the year then ended, is presented below:

	No. of shares	Weighted Average Exercise Price	Contractual Life

Outstanding – January 1, 2011	3,300,000	$0.20	4.8 years
Granted	0	-
Exercised	0	-
Forfeited	0	-
Outstanding – December 31, 2011	3,300,000	$0.20	3.8 years

Warrants

During the quarter ended June 30, 2011, as a component of the 8,238,998 “units” the Company sold in private placements, the Company issued 8,238,998 Class A common stock warrants, each granting the holder the right to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expires in three years. At December 31, 2011, none had yet been exercised.

Warrants outstanding at December 31, 2011 were as follows:

Expiry Date	Warrant Type	Number of Warrants	Exercise Price	Fair Value @ $0.30

May 20, 2014	Investors	7,699,998	$0.20	$2,310,000
June 14, 2014	Broker	539,000	$0.20	$161,700
Total		8,238,998		$2,471,700

Fair value was determined using the Black-Scholes model with the following assumptions:

Stock price - $0.30

Expected life - 3 years

Volatility - 341%

Dividend yield - nil

Annual risk-free interest rate  - 3%

The Company estimated the total fair value of the warrants at $2,471,700 which were treated as a cost of issue which debited and credited Paid In Capital, resulting in a null journal entry and no impact on our financial statements.

Note K - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	December 31,	December 31,
	2011	2010
Due from Related Parties:

Atlas Precious Metals Inc.	$236	$15,860

Arimetco International, Inc.	63	59

Total Related Party Receivables	$299	$15,919

Due to Related Parties:

Atlas Precious Metals Inc.	$10,123	$11,500

Harold R. Shipes	15,443	36,589

Total Related Party Receivables	$25,566	$48,089

Related party transactions have occurred with the following related party entities:

Prior to 2011, International Silver, Inc. had a contract with Atlas Precious Metals. Inc. (“APMI”) to provide engineering design services for APMI’s smelter located in Potosi, Bolivia.  Due to cessation of operations in Bolivia, this contract ended in mid-year of 2010.  Additionally, the Company was contracted by APMI to provide engineering services on its newly-acquired mining property located in Barstow, California and sublease office space in Tucson, Arizona.

International Silver, Inc. contracts courier services with FED-EX and occasionally, Arimetco, Inc., Atlas Corp. and New Edge Gold, Inc., all related parties, utilizes these courier services and reimburse International Silver, Inc.

The Company previously owed various demand notes to Harold R. Shipes.  Mr. Shipes is the Chief Executive Officer and Chairman of the Board for International Silver, Inc.   On July 12, 2010, the Board of Directors approved the exchange of two million shares of the Company’s common shares for the reduction of indebtedness to Mr. Shipes.  At December 31, 2011, there was no outstanding balance owed to Mr. Shipes.  Amounts due to related parties stems from various loans made, prior to 2007, by a shareholder/officer, H.R. Shipes, who principally funded the Company operations prior to the Company going public.  In 2007, the “principal” portion of the loans were paid off, leaving only the accrued interest due the shareholder/officer. No further interest has accrued on this loan indebtedness

Note L- Office Leases

The Company rents (subleases) its administrative offices from an affiliate in Tucson, Arizona and is billed an allocated portion based on percentage of floor space occupied. Rental expenses for the twelve months ended December 31, 2011 was $81,000 and December 31, 2010 was $6,900.

Note M – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through December 31, 2011 are $366,757. Exploration costs incurred for the twelve months ended December 31, 2011 were $82,835 and for the twelve months ended December 31, 2010 were $16,923.

Note N – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has disclosed all material events that have transpired subsequent to December 31, 2011 up through the issuance date.

In January, 2012, the Company signed a Proposal Letter with Empire Advisors, LLC and Clarity Copper, LLC with respect to a convertible note and warrant investment for an amount up to $600,000.  On February 8, 2011, the offering was funded for $600,000.  The full principal amount of the Notes, plus accrued interest is due on July, 2013.  All or any portion of the notes are convertible into equity of the company at the option of the Lenders at any time prior to the maturity date.  The lenders also have the option, in their sole discretion, to invest an additional amount of at least $4,000,000 on the same terms as the Notes.

On February 6, 2012, the Company completed the purchase of eighteen acres of land in the Butte Mining District of Silver Bow County, Montana.  The undeveloped surface parcel, known as the Magna Charta lode, is immediately adjacent to the Alice Mine.  The purchase will facilitate exploration of a wide zone of silver – zinc mineralization which extends from the Alice Mine eastward across the Magna Charta claim and into other Company-held property.  Mineral rights to the Alice Mine and the Magna Charta were already held by the Company through the lease of the New Butte Mining Properties.

On April 21, 2011, the Company issued a promissory note in the amount of $100,000, interest only, in contemplation of acquiring the assets of Pan American Zinc Company, with close of escrow scheduled on or before February 23, 2012.  Prior to the issuance of the promissory note, the Company had signed a minerals lease purchase agreement obligating the Company to bear the cost of property taxes during the duration of the lease.  At December 31, 2011, upon fully investigative due diligence, the Board of Directors passed a resolution recinding its approval on the purchase of the property.  Upon default, the Company remains liable for $20,000 due in back payments, plus interest accruing from February 23, 2012 and is also liable for property taxes from the inception of their lease with Pan American Zinc Company.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2011 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●
The small size of our Company limits our ability to achieve the desired level of separation our internal controls and financial reporting. We do have a separate CEO and CFO, however we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company. Until such time as we are able to install an audit committee, we do not meet the full requirement for separation. In the interim, we will continue to strengthen the role of our CEO and CFO and their review of our internal control procedures.

●	We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be strengthened to limit the possibility of any lapse in controls occurring.
In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Subject to the Company’s financial resources management hopes to further mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Our management determined that there were no other changes made in our internal controls over financial reporting during 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth our corporate officers and directors:

Name of Service	Age	Position	Director Since

Harold Roy Shipes	69	President/CEO/Chairman/Director	9/92

Herbert E. Dunham	68	Director	6/06

Michael S. Harrington	74	Director	9/07

John A. McKinney	51	Chief Financial Officer/Executive Vice President

Matthew J. Lang	35	Vice President/Corporate Secretary

Mr. Harold Roy Shipes, Chairman/President/Chief Executive Officer. Mr. Shipes has been our President/Chief Executive Officer since April 13, 1999, and our co-founder and Chairman of the Board since 1992. From 1992 until December 2011, Mr. Shipes provided us with engineering services, specializing in mining related engineering projects. Including his affiliation with us, Mr. Shipes has over 40 years experience in the mining industry in senior management positions with companies around the world and has worked extensively in copper, zinc and precious metals, as well as engineering, construction and project development, as follows:

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

Mr. John A. McKinney, Executive Vice President and Chief Financial Officer. Mr. McKinney has been our Executive Vice President/Chief Financial Officer since June 16, 2006. From September 4, 1992 to December 31, 2001, Mr. McKinney was our Corporate Secretary. Including his affiliation with us, Mr. McKinney, has performed in senior management positions in the mining industry for approximately 22 years, as follows:

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

Mr. Dunham has an additional 30 years in senior management positions in the mining industry, as follows:

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

Mr. Matson has approximately 24 years of mining experience, including:

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

b. Committees

Our Board of Directors, as a whole, decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has adopted procedures for considering executive and director compensation. We have not yet elected audit or nominating committees because we have not sufficiently developed our operations since we changed our business model to exploration activities. We have established minimum criteria for the election of nominees to our Board of Directors and have a process or procedure for evaluating such nominees.

c. Shareholder Communications

Our Board of Directors has adopted a defined or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have also adopted a process for our security holders to communicate with our Board of Directors.

d. Board of Director Meetings

During 2011, seven board resolutions were adopted in lieu of actual board member meetings. All three board members, Harold R. Shipes, Michael Harrington and Herbert E. Dunham approved the resolutions.

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

e. Annual Shareholder Meetings

During 2011, there was no annual shareholder meeting. We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance.

Item 11 Executive Compensation

The following table sets forth the total compensation currently being paid by us for services rendered by our executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation	Total ($)
H. Roy Shipes	2011	111,323	0	0	0	0	111,323
President and Chief	2010	0	0	0	60,000	0	60,000
Executive Officer

John A. McKinney	2011	110,400	0	0	0	0	110,400
Executive Vice President	2010	0	0	0	60,000	0	60,000
and Chief Financial Officer

Matthew J. Lang	2011	70,062	0	0	0	0	70,062
Vice President, Secretary	2010	0	0	0	60,000	0	60,000

In 2011, there was no deferred compensation to our officers.

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

DIRECTORS’ COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Herbert E. Dunham	2011			$0					$0
Herbert E. Dunham	2010			$0	$12,000				$12,000

Michael Harrington	2011			$0					$0
Michael Harrington	2010			$0	$12,000				$12,000

There was no compensation for the directors in 2011.

Compensation for the directors in 2010 represents options to purchase 200,000 shares of common stock at $0.20 per share.  The options are valued at $0.12 per share, based on the Black Scholes formula, for a total of $12,000 each.

Stock Option Plan

On November 1, 2010, our Board of Directors authorized the approval of a stock option plan and on May 5th 2011, the board amended the plan. The plan, which covers 3,800,000 shares, has not been approved by the stockholders.  The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. No vesting will be required.

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

During the year ended December 31, 2010, total stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants under the plan. On November 1, 2010, stock options for 3,300,000 shares were granted at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. The options granted to employees were deemed as “incentive stock options” by the Board of Directors in accordance with the plan, although the treatment of the options as incentive stock options is subject to stockholder approval of the plan. Options granted to non-employees are non-qualified stock options. These option grants are fully vested and expire on November 1, 2015. No options were exercised or forfeited during the year 2010 or year 2011.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of March 30, 2012, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. There are not any pending or anticipated arrangements that may cause a change in control.

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

NAME AND ADDRESS	TITLE	CLASS OF SECURITIES	TOTAL SHARES OWNED	PERCENTAGE

Harold Roy Shipes and his wife, Eileen Shipes* 11251 E. Camino Del Sahuaro Tucson, AZ 85749	Chief Executive Officer/Chairman of the Board	Common	6,342,513	17.2%

John McKinney and his wife, Lynette McKinney** 12509 E. Jeffers Place Tucson, AZ 85749	Executive Vice President/Chief Financial Officer	Common	4,904,000	13.3%

Atlas Precious Metals Inc.**** 5210 E. Williams Circle #700 Tucson, AZ 85711		Common	6,300,000	17.1%

Matthew Lang 9526 E. Corte Puente Del Sol Tucson, AZ 85748	Vice President /Secretary	Common	3,007,300	8.2%

Danielle Lang 12201 E. Tanque Verde Rd. Tucson, AZ 85749	Staff Accountant	Common	2,150,000	5.8%

Herbert E. Dunham *** 6555 E. Via Cavalier Tucson, AZ 85715-4732	Director	Common	192,000.5%

Michael Harrington 14190 E. Caly Avenue Aurora, CO 80016	Director	Common	200,000.5%

TOTAL			23,095,813	62.6%

* 5,342,513 shares held  by Harold and Eileen Shipes as community property and 1,000,000 shares are held by Harold R. Shipes individually.
**  3,904,000 shares held by John and Lynette McKinney as joint tenants, and 1,000,000 shares  are held by John McKinney individually.
*** 92,000 shares held by Herbert and  Ana Dunham as joint tenants, and 100,000 shares are held by Herbert E. Dunham individually.
**** Harold Shipes is a shareholder, officer and director of Atlas Precious Metals Inc.; John McKinney and Matthew Lang are shareholders and officers of Atlas Precious Metals Inc.and Herbert Dunham is a shareholder of Atlas Precious Metals Inc.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 36,780,828 shares of common stock outstanding as of April 16, 2012.

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

During March, 2010, the Company negotiated the terms in a contract for the sale of the Estrades Mine in exchange for 6,000,000 shares of common stock in Continental Mining and Smelting Limited, a related party. As of December 31, 2011, Continental Mining & Smelting LTD. had identified a CPC merger company, completed a NI 43-101 evaluation on the Estrades property and is seeking financing to complete the merger and go public.

Indebtedness to our Chief Executive Officer , Roy Shipes

As of December 31, 2011, we owed our Chief Executive Officer, Harold R. Shipes, a total of $15,443 representing business expenses incurred on behalf of the Company.

As of December 31, 2010, we owed our Chief Executive Officer, Harold R. Shipes, a total of $36,589 of which is accrued interest of $29,748 from various loans made in earlier years, with the balance representing business expenses incurred on behalf of the Company.

As of December 31, 2009, we owed our Chief Executive Officer, Harold R. Shipes, a total of $86,589 of which is accrued interest of $79,748 from various loans made in earlier years, with the balance representing business expenses incurred on behalf of the Company.

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

Stock Issuances to Directors

In 2011, there were no issuances of the common stock of the Company to its Directors.

In 2010, Harold R. Shipes was issued 2,000,000 shares of common stock in exchange for reduction in company indebtedness to him in the amount of $ 50,000.

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

Item 14 Principal Accountant Fees and Services

Principal Accountant Fees and Services

Audit Fees

Audit fees paid to our independent auditors, Seale and Beers, CPA’s in 2011 were $14,500.

Audit fees paid to our independent auditors, Seale and Beers, CPA’s in 2010 were $11,080.

Tax Fees

No such fees were paid to Seale and Beers, CPA’s at any time.

All Other Fees

No such fees were paid to Seale and Beers, CPA’s at any time

PART IV

Item 15 Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 23(a):	Consent of Seale and Beers, CPA’s dated April 16, 2012.

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

Dated: May 9, 2012	By:	/s/ Harold R Shipes
Harold R. Shipes, Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chief Executive Officer, Chairman of the Board and Director	May 9, 2012
Harold R. Shipes	(Principal Executive Officer)

/s/ Herbert E Dunham	Director	May 9, 2012
Herbert E Dunham

/s/ Michael Harrington	Director	May 9, 2012
Michael Harrington

/s/ John A. McKinney	Executive Vice President and Chief Financial Officer	May 9, 2012
John A. McKinney	(Principal Financial and Accounting Officer)