Form 10-Q
period 2012-03-31
INTERNATIONAL SILVER INC
filed 2012-06-19
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November June 18, 2012
Common Stock, $0.0001 Par Value	36,780,828

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of International Silver, Inc. as of March 31, 2012, and the related condensed consolidated statements of operations for the three-month period(s) ended March 31, 2012 and for the period from inception on June 16, 2006 through March 31, 2012, and condensed consolidated statements of cash flows for the three-month periods then ended and for the period from inception on June 16, 2006 through March 31, 2012. These interim financial statements are the responsibility of the Corporation's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has no revenues, has negative working capital at March 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated d ficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
June 12, 2012

50S. Jones Blvd Suite 202 Las Vegas. NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2012
(Unaudited)
and

For the Year Ended December 31,2011
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At
	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$179,055	$1,913
Due from related parties - Note K	63	299
Prepaid rent - related party - Note C	9,500	-
Prepaid expenses - Note C	43,024	43,762
Total Current Assets	$231,642	$45,974

PROPERTY,PLANT AND EQUIPMENT- Note E
Mineral properties - Note D	$47,500	$-
Computer equipment	790	790
	$48,290	$790
Accumulated depreciation	(112)	(72)
	$48,178	$718

Other Assets
Deposit toward investment - Note N	$10,000	$-
	$10,000	$-

TOTAL ASSETS	$289,820	$46,692

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$28,482	$17,311
Payroll taxes payable	47,133	28,264
Accrued expenses	108,374	68,775
Due to related parties - Note K	25,793	25,566
Note payable - Note G	30,000	27,337
Total Current Liabilities	$239,782	$167,253

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$473,235	$-
	$473,235	$-

Total Liabilities	$713,017	$167,253

SHAREHOLDERS' EQUITY - Note J
Common stock
authorized share - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/11 - 36,780,828
issued & o/s at 03/31/12 - 36,780,828	$3,678	$3,678
Additional paid-in capital	2,639,269	2,505,935
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(2,890,110)	(2,454,140)
Total Shareholders' Equity	$(423,197)	$(120,561)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$289,820	$46,692

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

			Inception (June 16, 2006) of Exploration Stage through(March 31, 2012)
	Three Months Ended
	March 31,	March 31,
	2012	2011

REVENUES
Consulting-third parties	$-	$-	$44,199
Consulting-related parties	-	-	397,090
Total Revenues	$-	$-	$441,289

Operating Expenses
Exploration costs	$18,464	$12,923	$385,221
General and administration
Rent expense - related party	28,500	1,500	201,458
Bad debt expense	-	-	41,860
All other general & administrative	328,431	66,206	2,351,751
Depreciation and depletion	39	-	866
Total operating expenses	$375,434	$80,629	$2,981,156

Operating Income/(Loss)	$(375,434)	$(80,629)	$(2,539,867)

Other Income/(Expense)
Gain on Settlement of Debt	$-	$-	$1,678,634
Impairment loss	-	-	(1,733,456)
Interest expense	(60,536)	(92,917)	(295,421)
Total other income/(expense)	$(60,536)	$(92,917)	$(350,243)

Net Income/(Loss)	$(435,970)	$(173,546)	$(2,890,110)

Basic Earnings per Share
Income/(Loss) per Share	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	36,780,828	28,581,753

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16, 2006) of Exploration Stage through (March 31, 2012)
	Three Months Ended
	March 31,	March 31,
	2012	2011
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(435,970)	$(173,546)	$(2,890,110)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	39	-	866
Impairment loss	-	-	1,733,456
Gain on Settlement on Debt	-	-	(1,678,634)
Financing cost	9,232	82,917	208,619
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Issuance of incentive stock option grants	-	-	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	236	15,141	249,598
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	(8,762)	42,081	(55,998)
(Decrease)/Increase in payables	30,268	(4,008)	88,240
(Decrease)/Increase in accrued expenses	39,599	3,529	131,995
Net Cash Flows (used by) Operating Activities	$(365,358)	$(33,886)	$(1,521,266)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Purchase of equipment	-	-	(7,458)
Building improvements	-	-	(14,822)
Deposit toward investment	(10,000)		(10,000)
Purchase of mineral land	(47,500)	-	(47,500)
Net Cash Flows from Investment Activities	$(57,500)	$-	$(259,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$-	$-	$1,275,000
Less: Stock issuance costs	-		(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Convertible Note Payable	600,000	-	675,000
Debt service payments	-	-	(70,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$600,000	$-	$1,928,471

Net Increase/(Decrease) in Cash	$177,142	$(33,886)	$147,425

Beginning Cash Balance	$1,913	$35,983	$31,630

Ending Cash Balance	$179,055	$2,097	$179,055

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Three Months Ended		(June 16, 2006
	March 31,	March 31,	through
	2012	2011	March 31, 2012)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	-	-	102,361
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$-	$674,818

Shares of common stock issuable
For debt interest	$-	$16,250	$16,250
	$-	$16,250	$16,250

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$396,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

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

The business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America. The Company will initiate an intensive reconnaissance and exploration program in the Pioche Mining District located in Nevada, in Silver Bow County, Montana and Calico Mining District in California to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition. The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada

The Company has entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore.

Caselton Tailings Project
The Company has entered into a joint venture operating agreement to evaluate, remediate, reclaim and develop the Caselton Tailings which are located in the Pioche Mining District in Lincoln County, Nevada.

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

Calico Silver Project, San Bernardino County, California

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

Condensed Financial Statements
The accompanying interim consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended March 31, 2012 and December 31, 2011 and results of operations for the comparative periods for the three months ended March 31, 2012 and March 31, 2011 and including the comparative periods for the three months ended March 31, 2012 and March 31, 2011 have been made. Cash flows are presented for the comparative periods March 31, 2012 and March 31, 2011.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its three wholly-owned subsidiaries, Butte Silver Mines, Inc., International Silver Nevada, Inc. and Western States Engineering, Inc. for the three months ended March 31, 2012 and March 31, 2011. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

In management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and the adjustments are of a normal recurring nature.

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with major financial institutions. At March 31, 2012, the Company has a bank balance in excess of FDIC limits. Management believes that the financial institutions are financially sound and the risk of loss is low.

Concentrations and Economic Vulnerability
Concentrations and economic vulnerability include reliance on related parties. During the year 2011, 100% of the revenue was realized from a related party, which were minimal and no revenues were realized during the three months ended March 31, 2012.

During the first quarter, 2012, the Company negotiated additional financing ( refer to Note H – Convertible Note Payable) and as a result, the entirety of the Company’s tangible property, currently owned or acquired hereafter, is collateral for the ISLV Partners, LLC note.

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At March 31, 2012 and at December 31, 2011, there were no trade receivables.  Related party receivables were $63 and $299, respectively. No allowance for uncollectible accounts was established, as management deemed the accounts as fully-collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ‘significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At March 31, 2012 and December 31, 2011, the Company held securities in Continental Mining & Smelting which are considered “available for sale”, were reported under the Equity Method.  At March 31, 2012 and December 31, 2011, the value of the Company’s investments in Continental Mining & Smelting Limited was considered impaired.  See Note F.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At March 31, 2012, and December 31, 2011, all mineral interests were in the exploration stage.

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

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of March 31, 2012, there was $39 in depreciation and no amortization has taken place on any of the mineral interests, as the assets are in the exploration stage.

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

Assets impaired to-date are comprised of 6,000,000 shares of common stock held in Continental Mining and Smelting, Limited ( a Canadian company).  For the three months ended  March 31, 2012, there was no impairment on any of the Company’s long-lived assets.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Reclamation and Remediation Costs (Asset Retirement Obligations)
The Company has adopted ASC 410-20 - Asset Retirement Obligation which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of March 31, 2012, the Company did not have any environmental or reclamation obligations.

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. Additionally, a private placement transacted in 2011 and a convertible note transacted during the first quarter of 2012, that involve options and warrants, have a dilutive effect and is disclosed in earnings per share on the Statement of Income for the three months ended March 31, 2012.  As of March 31, 2012 and December 31, 2011, no options or warrants had been exercised.

Income Taxes
The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes. ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note I – Income Taxes of the condensed consolidated financial statements.

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

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On March 31, 2012 and March 31, 2011, the Company did not have any material items of comprehensive income.

Derivative Instruments
The Company revalues derivative liabilities as of each balance sheet date, and otherwise complies with the provisions of ASC 815-10.  There are no derivative liabilities at December 31, 2011 or March 31, 2012.

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

Note C – Prepaid Expense

At March 31, 2012, prepaid expenses included a prepayment on a mineral lease, which are treated as operating lease, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Mining Properties.  At March 31, 2012 and December 31, 2011, prepaid expenses were comprised of the following:

	March 31, 2012	December 31, 2011
Prepaid – Related Party	$9,500	$0

Prepaid Lease - Prince Mine	$30,000	$42,465
Prepaid Lease – New Butte	11,877	0
Prepaid – Other	1,148	1,297
	$43,025	$43,762

Total Prepaid Expense	$52,525	$43,762

Note D – Mining Properties

Magna Charta Mining Claim

On March 1, 2012, the Company acquired title to a fee simple estate or interest in the Magna Charta Lode Mining claim for $47,500.  The mining claim comprised of 18 acres, with a patented mining claim, including surface rights is located in the County of Silver Bow in the State of Montana.

Prince Mine Lease

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

The five-year lease requires annual lease payments of $50,000 payable annually on each anniversary date from the date of the lease agreement. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments are as follows:

November 6, 2012 -	$50,000
November 6, 2013 -	$50,000
November 6, 2014 -	$50,000
Total	$150,000

Lease expense on the Prince Mine for the three months ended March 31, 2012 was $12,466.

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

New Butte Lease

On December 1, 2011, the Company entered into a mineral lease agreement with FL Leasing, LLC (“lessor”), now New Butte Leasing, LLC, to examine the mineral potential of the Silver Bow/Butte Area located in Silver Bow County, Montana.

The term of the agreement is for fifty (50) years and for so long as Product is produced, or until sooner terminated, extended or canceled.  The lease requires annual lease payments commencing January 15, 2012 and on each anniversary date thereafter.  The initial annual lease payment is $15,000 and $15,000 each year thereafter for the years 2013-2015.  Annual lease payments for years 2016 – 2020 are $20,000; thereafter annual lease payments are variable and increase progressively.    The lease payment due January 15, 2012 was timely paid.  Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments, based on an amended agreement executed on May 22, 2012, are as follows:

January 15, 2013 - $15,000 annually	$15,000
January 15, 2014 - $15,000 annually	$15,000
January 15, 2015 - $15,000 annually	$15,000
Each January 15th - $20,000 annually - Years 2016 – 2020	$100,000
Each January 15th - $25,000 annually - Years 2021 - 2030	$250,000
Each January 15th - $50,000 annually - Years 2031 - 2060	$1,500,000
Each January 15th - $75,000 annually - Years 2061 - 2062	$150,000
Total	$2,045,000

Additionally, the Company agrees to pay “lessor” a Net Smelter Returns Royalty of three percent (3%) on production of gold, silver and various other metal.

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

Note E – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

Land	$47,500
Computer Equipment	790
48290
Accumulated Depreciation	(112)
$48,178

On January 30, 2012, the Company purchased land located in Butte, Montana known as “Magna Charta”, which it intends to explore for mineral content.  The contract sales price was $47,500.

Depreciation expense of $39 was recorded on computer equipment for the three months ended March 31, 2012 and $72 for the twelve months ended December 31, 2011.

Note F – Investments

Current Assets
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”) , a Canadian company. At December 31, 2011, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001.

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

The company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2011 and March 31, 2012, there is no measurable value in the common stock of Continental Mining and Smelting Limited.  The company has been trying to obtain financing in order to enter the development stage of their mining operations, but have not been succeedful thus far.

At December 31, 2011, the Company’s share of losses for the year then ended were $116,055. For the three months ended March 31, 2012, the Company’s proportional share of Continental’s losses were $14,983 and for cumulative losses, inception to–date of $158,083. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At March 31,2012, the Company held the following securities:

	No of Shares	Share Price	tFair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

Other Assets –Long-Term
As of March 31, 2012, the Company had reimbursed Aurum, LLC $10,000 as a deposit towards an investment in a joint venture with Aurum, LLC.  These costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.  The Company is obligated to make an initial cash capital contribution of $50,000 and sequential funding of an additional $50,000 to $100,00 to be used to complete a Phase 1 site investigation. Refer to Note N – Subsequent Events.

Note G – Note Payable

On April 21, 2011 the Company issued a promissory note in the amount of $100,000 to the Atkinson Trust, payable in ten equal monthly installments of $10,000, interest only.  The note was issued as a condition of purchasing the assets of Pan American Zinc Company, with close of escrow to occur on February 23, 2012. At December 31, 2011, the Company recinded the contemplated purchase and relinquished its rights to the property. The seller agreed to take back the property in exchange for forgiving all related liability created in the sale except for $27,337, the net present value of the remaining note balance at December 31, 2011.  At March 31, 2012, the Company owed $30,000 plus accrued interest of $1,182.

On January 9, 2012 and January 31, 2012, the Company issued cognovit promissory notes in the amount of $90,300 and $81,000, respectively to Empire Advisors, LLC.  The full principal amount of the notes and accrued interest, at eight (8%) percent simple interest, were due February 9, 2012 and February 29, 2012, respectively.  At March 31, 2012, these notes, plus accrued interest had been paid.

Notes payable as of March 31, 2012 and December 31, 2011, respectively, are shown below:

	At March 31, 2012	At December 31, 2011

Promissory note – Atkinson Trust	$30,000	$30,000
	$30,000	$30,000
Less: Discount on note	0	(2,663)
Net Carrying Basis	$30,000	$27,337

Note H – Convertible Note Payable

Convertible Note Purchase Agreement – Initial Financing
On February 6, 2012, the Company entered into a Convertible Note Purchase Agreement with ISLV Partners, LLC (the Lenders) to provide funding in the amount of $600,000 for working capital and other corporate purposes.  The general terms and conditions of the loan provided that the “lenders” retain out of the funding, the sum of the $90,300 and $80,000, to satisfy full repayment of the cognovit promissory notes (see Note G) which were assigned to the lender, including all unpaid accrued interest to the Closing Date.  The initial Note in the principal amount of $600,000 is secured by the mortgages, deeds of trust, fixture filings, security agreements and assignment of leases and rents, and such security agreements executed and delivered on the closing date, pursuant to which certain real properties owned by the Company and /or any subsidiary, as more particularly specified in such mortgages, deeds of trust, assignment of leases and rents are pledged as collateral security for the obligations (Initial Mortgages). The principal and unpaid interest, at a per annum interest rate of eight (8%) percent, is due on or before July 27, 2013.

The lender was given the right, at its option, to make an additional loan to the Company in the principal amount of $4,000,000.  On May 17, 2012, the $4,000,000 was amended to $2,000,000. On May 17, 2012 and May 25, 2012, loans in the amount of $130,000 and $1,870,000, respectively, were made (refer to Note N – Subsequent Events).

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock.  If converted, the total market value of the shares would be $600,000. At March 31, 2012, no conversion had occurred.

Warrants
Upon execution of the Convertible Note Purchase Agreement, dated February 6, 2012, the Company issued 3,000,000 warrants to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share.  The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible.

Security
The Notes shall be secured by a first priority security interest in all tangible property of the Company, whether now owned or hereafter acquired, and all proceeds thereof.

Registration rights
Upon demand by the Lenders, the Company will file a registration statement on Form S-1 covering all shares issued or issuable upon conversion of the Notes and exercise of the Warrants.  The Lenders will have customary piggy-back registration rights.

Lender’s Option on Certain Projects
If additional financing is completed, Lenders or their designees have a three-year (3) option to acquire a 20% interest in each of the Company’s Projects located in the Pioche Mining District in Nevada at a price equal to approximately the fair market value for each respective Project.

Convertible note payable as of March 31, 2012 and December 31, 2011, respectively, are shown below:

	March 30, 2012	December 31, 2011

Convertible Note Payable – ISLV Partners, LLC	$600,000	$0
Discount on Note	(126,765)

Net Carrying Value	$473,235	$0

Outstanding convertible instrument
An optional conversion feature was included in the Convertible Term Note, dated February 6, 2012.  The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock.  At March 31, 2012, the convertible note instrument had no beneficial conversion feature, thus a discount on the note was not recognized.

Warrants
In addition to the conversion feature, on the Convertible Term Note, dated February 6, 2012, the Company issued 3,000,000 warrants to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share.  The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible.  The beneficial conversion option was derived as follows:

	Allocation
	of	Relative
	Proceeds	Value
Face Value of Convertible Note	$600,000
No. of Common Shares	3,000,000
Current Market Value
Market Share price at 02/6/12	$0.20
Market Value of Stock, if converted	$600,000	$533,333

Fair Value - Warrants - At Time of Issuance - Feb 6, 2012
No. of Warrants Issued	3,000,000
Exercise Price	$0.40
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.025
Fair Value of Warrants	$75,000	$66,667

Beneficial Conversion Option Calculation
Relative Note Value		$533,333.33
Face value of Note		$600,000.00
Conversion price		$0.20
Intrinsic Conversion price/share		$0.1777778
BCO for fully converted note		$66,667

Note I - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2011, 2010 and prior years as follows:

Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	$101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	$213,736
Net Operating Loss - Year 2008	237,958
Net Operating Loss carry-forward to Year 2009	$451,694
Net Operating Loss - Year 2009	62,811
Net Operating Loss carry-forward to Year 2010	$514,505
Net Operating Loss - Year 2010	47,369
Net Operating Loss carry-forward to Year 2011	$561,874
Net Operating Loss - Year 2011	1,195,343
Net Operating Loss carry-forward to Year 2012	$1,767,216

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At March 31, 2012, the Company recorded a deferred tax benefit of $749,812 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables which average 33% at March 31, 2012 and December 31, 2011.

Net deferred tax assets consist of the following components:

	March 31,	December 31,
	2012	2011

Deferred Tax Asset	$749,812	$203,503
Valuation Account	(749,812)	(203,503)
Net Deferred Tax Asset	$0	$0

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

There were no stock issuances during the quarter ended March 31, 2012.

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

Options outstanding as of March 31, 2012 are as follows:

	No. of shares	Weighted Average Exercise Price	Contractual Life Remaining
Outstanding – January 1, 2012	3,300,000	$0.20	3.8 years
Granted	0	-
Exercised	0	-
Forfeited	0	-
Outstanding – March 31, 2012	3,300,000	$0.20	3.6 years

Warrants

During the years ended December 31, 2011, and December 31, 2012, the board of directors approved the issuance of warrants to purchase an aggregate of 12,238,998 shares of the Company's common stock, resulting from a private placement for $2,000,000 in financing in year 2011 and on a convertible note issued for $600,000 in year 2012. Such warrants are exercisable at prices ranging from $0.20 to $0.40 per share, vesting over a period of 36 months, and expire at various times through February, 2015.

During the quarter ended June 30, 2011, as a component of the 8,237,998 “units” the Company sold in private placements, the Company issued 8,237,998 Class A common stock warrants, each granting the holder the right to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expires in three years. At March 31, 2012, none had yet been exercised.

On February 6, 2012, the Company negotiated a convertible note agreement, whereby the lender was issued 3,000,000 warrants, with an expiry date of February 6, 2015, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the initial note is convertible (Refer to Note H - Convertible Note Payable). At March 31, 2012, none had yet been exercised.

No warrants have been exercised as of December 31, 2012

A summary of warrant activity for year 2012 and year 2011 is as follows:

				Weighted
		Weighted		Average
	Number of	Average	Warrants	Exercise
	Warrants	Exercise Price	Exercisable	Price
Oustanding, January 1, 2010	0		0
Granted	8,238,998	$0.20	8,238,998	$0.20
Exercised	0		0
Oustanding, December 31, 2011	8,238,998	$0.20	8,238,998	$0.20
Granted	3,000,000	$0.40	3,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2012	11,238,998	$0.25	11,238,998	$0.25

At March 31, 2012, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of	Weighted-Average		Weighted		Weighted-Average
Warrant Exercise	Remaining	Number of	Average	Number of	Exercise
Price	Contractual Life	Warrants	Exercise Price	Warrants	Price

$0.20	2.14	7,699,998	$0.20	7,699,998	$0.20
$0.20	2.21	539,000	$0.20	539,000	$0.20
$0.40	2.85	3,000,000	$0.40	3,000,000	$0.40
		11,238,998		11,238,998

Note K - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	March 31,	December 31,
	2012	2011
Due From Related Parties
Atlas Precious Metals, Inc.	$0	$236
Arimetco International, Inc.	63	36
Total	$63	$299

Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$25,132	$15,443
Eileen Shipes	661	0
Atlas Precious Metals, Inc.	0	10,123
Total	$25,793	$25,566

Related party transactions have occurred with the following related party entities:

The Company rents (subleases) its administrative offices in Tucson, Arizona from Atlas Precious Metals Inc., an affiliate. Effective April 1, 2011, the Company entered into a revised lease agreement for additional office space for a short-term period effective through September 30, 2011, with total rents due in the amount of $51,000, payable $8,500 per month.  This rental agreement with Atlas Precious Metals, Inc. was renewed for an additional one-year period, effective October 1, 2011 with a monthly rental of $9,500 or $114,000 annually.   Rental expense for the administrative offices for the year ended December 31, 2011 was $81,000 and for the three months ended March 31, 2012, rental expense was $28,500.  At March 31, 2012, all rents are current and there was $9,500 in prepaid rent from a related party.

Arimetco International, Inc. utilizes periodic courier services paid by International Silver, Inc. and reimburses the Company.

Harold R. Shipes, Chief Executive Officer and Chairman of the Board of Directors of International Silver, Inc.  does extensive travel related to International Silver, Inc. holdings, reimburseable by the Company.   At December, 31, 2011 and March 31, 2012, Mr. Shipes was owed $15,443 and $25,132, respectively.

Note L – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through March 31, 2012 are $385,221. Exploration costs incurred for the three months ended March 31, 2012 were $18,464.

Note M – Reclassification

Subsequent to filing the annual 10-K report for the year ended December 31, 2011, a reclassification of $10,000 was made from Accounts Payable –Trade to Note Payable to reflect the proper nature of the liability on the Balance Sheet as of December 31, 2011.

Note N – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the condensed financial statements and discloses the following material events that have transpired subsequent to March 31, 2012 up through the issuance date:

On May 17, 2012, the Company executed the “First Amendment of the Convertible Note Purchase Agreement” with ISLV Partners, LLC (the Lenders), whereby the original agreement dated February 6, 2012 was amended as to the following contractual terms:

The “Standstill Date” was amended from March 15, 2012 to November 15, 2012 and the amount of additional financing was amended from $4,000,000 to $2,000,000, with an option (“Financing Option”), on the part of the Lenders, for up to $2,000,000 on or before November 25, 2012.

On May 17, 2012, the Company executed a convertible term note for $130,000.  Terms are identical to terms on the “original convertible note agreement issued on February 6, 2012 (Refer to Note H).

On May 25, 2012, the Company executed a convertible term note for $1,870,000.  Payment terms are identical to terms on the “original convertible note agreement issued on February 6, 2012. (Refer to Note H).

On March 27, 2012, the Company, executed a contract with Aurum, LLC (“Aurum”), a Colorado limited liability company, to form a joint venture with International Silver, Inc. (“ISLV”) for the purpose of conducting the evaluation, remediation, reclamation and processing of the Caselton Tailings owned by “Aurum”.  Pursuant to the agreement, “Aurum” and “ISLV” will each have a 50% interest.  As consideration, “ISLV will undertake to arrange all capital funding required and provide custom processing availability for the tailings material owned by “Aurum”.

The Company is obligated to make an initial cash capital contribution of $50,000 and sequential funding of an additional $50,000 to $100,00 to be used to complete a Phase 1 site investigation.

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

Results of Operations

Operating Performance for the three months ended March 31, 2012 (the “March 2012 Quarter”) as compared to the three months ended March 31, 2011 (the “March 2011 Quarter”)

For the March  2012 Quarter, we recorded a net loss of $435,970, as compared to a net loss of $173,546 for the March, 2011 Quarter or an increase in net loss of $262,424. General and administrative expenses increased substantially over the March, 2011 Quarter due to the acquisition of the Prince Mine and New Butte properties in Nevada and Montana, respectively, resulting in increased administrative costs, planning, consulting, exploratory and development work.

During the March  2012 Quarter and the March, 2011 Quarter, the Company did not realize any revenues.

Operating expenses reflected during the March  2012 Quarter were $375,434 an increase of $294,805 as compared to operating expenses of $80,629 for the March, 2011 Quarter.  Most of the increase resulted from administrative expenses, salaries, consulting, lease expense as a result of the Company obtaining financing to commence plans for development work on the two properties located in the Pioche Mining District in Lincoln County, Nevada and the New Butte Mining District in Silver Bow County, Montana recently acquired and exploration work underway on other mining leased property.

Other Income/(Expense) during the March  2012 Quarter were $60.536, a net decrease of $32,381 during the March  2012 Quarter, as compared to the March, 2011 Quarter, was due to interest expense related to the notes issued for bridge financing by Tintic Standard Gold Mines settled during the March, 2011 Quarter.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the three months ended March 31, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than for engineering services, and our net losses from inception as a development stage company, which total approximately $2,890,110 and the outstanding arrangements with related parties and uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through private placements, short-term notes payable, and some on-going engineering consulting services. The capital required to execute our total business vision and objectives is significant. On February 6, 2012 and subsequently amended on May 17, 2012, the Company negotiated a Convertible Note Agreement for financing of up to $2.0 million, with the option of the lender to loan up to an additional $2.0 million. During 2012, we will continue our efforts to raise additional capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives.

Our global capital budget for the completion of acquisitions, exploration and development programs in the Pioche Mining District in Nevada and the New Butte Mining District in Montana is approximately $2.0 million.

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

Cash on hand at March 31, 2012 was $179,055 as compared to $2,097 at March 31, 2011. The increase in cash of $176,958 at the end of the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was due to primarily from proceeds realized from interim financing of a convertible note of $600,000, net of higher cash operating expenditures incurred through March 31, 2011, than for the three months ended March 31, 2011..

Net cash flows from operating activities were ($365,358) for the three months ended March 31, 2012, compared to ($33,886) for the three months ended March 31, 2011, a net decrease in cash flows of $331,472 over the March  2011 Quarter. Negative cash flows from Operating Activities for the three months ended March 31, 2012 reflect higher exploration and general administrative expenses in the areas of consulting, rent, salaries and mineral leases due to procurement of financing and the commencement of planning for development work on the Prince and New Butte mine property recently acquired.  During the three months ended March 31, 2011, there was relatively little to no activity other than minimal exploration.

During the three months ended March 31, 2012, the Company purchased mineralized property in Silver Bow County, Montana in the amount of $47,500 and incurred $10,000 in deferred costs related to the land holding costs. There were no other investment activities undertaken during the three months ended March 31, 2011.

Financing activities undertaken during the three months ended March 31, 2012 included interim or the initial financing in the amount of $600,000 through the issuance of a convertible note. Going forward, our business plan does not reflect, nor do we anticipate, any revenues during the remaining part of our exploration phase. We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities.

Exploration Costs – Inception to Date
On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have purchased the following properties and engaged in the exploration activities and incurred the following exploration costs since inception:

Capitalized Acquisitions

A) Purchase of the Tecoma Mine (fee simple) – Year 2007	$90,000

B) Sale of Tecoma Mine – Year 2008	(90,000)

C) Purchase of Magna Charta property – Silver Bow County, Montana	47,500

Total Acquisitions	$47,500

Exploration Costs:

A) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, later abandoned
1) El Cumbro property	$14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

B) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

C) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	38,224

D) Pioche Mining District – Lincoln County, Nevada
1) Prince Mine lease	105,743

2) Other	0

E) Silver Bow County, Montana
1) New Butte Property lease	11,000

2) Magna Charta Property	0

F) Other Exploration Sites (evaluation)

1) Anaconda	7,500

2) Oro Blanco	8,840

4) SE Arizona Silver	4,829

5) Mohave Gold	1,050

6) Zonia Mine	6,650

e) General Administrative Costs	21,800

Total Exploration Costs	$385,221

These direct exploration costs account for approximately 13% of the total operating expenditures of $2,981,156, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Condensed Consolidated Financial Statements for the quarter ended March 31, 2012 have been applied consistently with the year ended December 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of March 31, 2012 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

Changes in internal controls
Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending March 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
As of March 31, 2012, we have an accumulated deficit of $3,066,144. We are an exploration stage enterprise and have generated nominal revenue during our exploration stage. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain approximately $4.1 million of financing, we will be unable to pursue our business plan and operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock. Further, if we raise funds through the sale of our equity securities, our shareholders will suffer significant dilution.

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
Our business depends upon the continued involvement of our officers, directors, and consulting geologist, each of whom have mining experience from 10 to 36 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

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

We issued no shares of our common stock during the quarter ended March 31, 2012, or subsequently.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - REMOVED AND RESERVED

ITEM 5 - OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

Dated: June 18, 2012	By:	/s/Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	June 18, 2012
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	June 18, 2012
John A. McKinney	Executive Vice President
(Principal Financial Officer)

Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections