Form 10-Q
period 2012-06-30
INTERNATIONAL SILVER INC
filed 2012-08-13
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November August 9, 2012
Common Stock, $0.0001 Par Value	36,780,828

Exhibit Index located at page 41

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of International Silver, Inc. as of June 30, 2012, and the related condensed consolidated statements of operations for the three-month and six-month period(s) ended June 30, 2012 and for the period from inception on June 16, 2006 through June 30, 2012, and condensed consolidated statements of cash flows for the six-month periods then ended and for the period from inception on June 16, 2006 through June 30, 2012. These interim financial statements are the responsibility of the Corporation's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has no revenues, has negative working capital at June 30, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
August 10, 2012

5O S, Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2012
(Unaudited)

and

For the Year Ended December 31, 2011
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,582,651	$1,913
Due from related parties - Note K	63	299
Prepaid rent - related party - Note C	9,500	-
Prepaid expenses - Note C	54,381	43,762
Total Current Assets	$1,646,595	$45,974

PROPERTY, PLANT AND EQUIPMENT- Note E
Mineral properties - Note D	$47,500	$-
Equipment	3,357	-
Computer equipment	790	790
	$51,647	$790
Accumulated depreciation	(151)	(72)
	$51,496	$718
Other Assets
Deposit toward investment - Note N	$110,000	$-
Refundable deposit	14,406
	$124,406	$-

TOTAL ASSETS	$1,822,497	$46,692

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$20,434	$17,311
Payroll taxes payable	59,903	28,264
Accrued expenses	162,982	68,775
Due to related parties - Note K	23,551	25,566
Note payable - Note G	-	27,337
Total Current Liabilities	$266,870	$167,253

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$2,053,668	$-
	$2,053,668	$-

Total Liabilities	$2,320,538	$167,253

SHAREHOLDERS' EQUITY - Note J
Common stock
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/11 - 36,780,828
issued & o/s at 06/30/12 - 36,780,828	$3,678	$3,678
Additional paid-in capital	3,083,713	2,505,935
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(3,409,398)	(2,454,140)
Total Shareholders' Equity	$(498,041)	$(120,561)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,822,497	$46,692

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Six Months Ended		Inception (June 16, 2006) of Exploration Stage through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	(June 30, 2012)

REVENUES
Consulting-third parties	$-	$-	$-	$-	$44,199
Consulting-related parties	-	5,500	-	5,500	397,090
Total Revenues	$-	$5,500	$-	$5,500	$441,289

Operating Expenses
Exploration costs	$43,635	$30,682	$94,279	$43,604	$461,036
General and administration
Rent expense - related party	28,500	25,500	57,000	27,000	229,958
Bad debt expense	-	-	-	-	41,860
All other general & administrative	358,306	218,974	654,556	285,180	2,677,876
Depreciation and depletion	39	-	79	-	906
Total operating expenses	$430,480	$275,156	$805,914	$355,784	$3,411,636

Operating Income/(Loss)	$(430,480)	$(269,656)	$(805,914)	$(350,284)	$(2,970,347)

Other Income/(Expense)
Gain on Settlement of Debt	$-	$-	$-	$-	$1,678,634
Impairment loss	-	(1,564,900)	-	(1,564,900)	(1,733,456)
Interest expense	(88,808)	(22,333)	(149,344)	(115,250)	(384,229)
Total other income/(expense)	$(88,808)	$(1,587,233)	$(149,344)	$(1,680,150)	$(439,051)

Net Income/(Loss)	$(519,288)	$(1,856,889)	$(955,258)	$(2,030,434)	$(3,409,398)

Basic Earnings per Share
Income/(Loss) per Share	$(0.01)	$(0.06)	$(0.03)	$(0.07)

Weighted Average Shares Outstanding	36,780,828	28,581,753	36,780,828	28,581,783

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

	Six Months Ended		Inception (June 16, 2006) of Exploration Stage through
	June 30, 2012	June 30, 2011	(June 30, 2012)
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(955,258)	$(2,030,434)	$(3,409,398)
Adjustments used to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	79	-	906
Impairment loss	-	1,564,900	1,733,456
Gain on Settlement on Debt	-	-	(1,678,634)
Financing cost	34,109	115,250	233,496
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Issuance of incentive stock option grants	-	-	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	236	14,989	249,598
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	(20,119)	(12,077)	(67,355)
(Decrease)/Increase in payables	32,747	(44,270)	90,719
(Decrease)/Increase in accrued expenses	94,207	7,993	186,603
Net Cash Flows (used by) Operating Activities	$(813,999)	$(383,649)	$(1,969,907)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Purchase of equipment	(3,357)	-	(10,815)
Building improvements	-	-	(14,822)
Deposits towards investment	(110,000)	-	(110,000)
Refundable deposit - reclamation bond	(14,406)	-	(14,406)
Purchase of mineral land	(47,500)	-	(47,500)
Net Cash Flows from Investment Activities	$(175,263)	$-	$(377,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$-	$1,155,000	$1,275,000
Less: Stock issuance costs	-	(139,724)	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	2,600,000	-	2,675,000
Debt service payments	(30,000)	(20,000)	(100,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$2,570,000	$995,276	$3,898,471

Net Increase/(Decrease) in Cash	$1,580,738	$611,627	$1,551,021

Beginning Cash Balance	$1,913	$35,983	$31,630

Ending Cash Balance	$1,582,651	$647,610	$1,582,651

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

	Six Months Ended		Exploration Stage (June 16, 2006 through
	June 30, 2012	June 30, 2011	June 30, 2012)

The Company issued shares of its common stock in exchange for the following:
For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	-	102,361	102,361
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$102,361	$674,818

Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$396,000

The Company relinquished its mining property in exchange for the following:
For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note A - Organization and Business

General
International Silver, Inc. (the “Company”) is an exploration stage company, as set forth in FASB ASC 915 – Development Stage Entities and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999. The Company’s strategy consists of acquiring and exploring high-grade silver properties throughout North and South America.

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

The Company’s business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America. Contingent upon adequate funding, the Company intends to initiate a reconnaissance and exploration program in the Pioche Mining District located in Nevada, in Silver Bow County, Montana and Calico Mining District in California to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition. The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada
The Company has entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore.  At June 30, 2012, there are no proven and probable reserves.

Caselton Tailings Project
The Company has entered into a joint venture operating agreement to evaluate, remediate, reclaim and develop the Caselton Tailings that are located in the Pioche Mining District in Lincoln County, Nevada.

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

Magna Charta Property, Silver Bow County, Montana
On March 1, 2012, the Company purchased land with mineral rights situated in the County of Silver Bow, Montana under a fee simple contract.  The Company intends to pursue exploration activities commencing the third quarter, 2012.

Continental Public Land Trust, Silver Bow County, Montana
On April 23, 2012, the Company executed a 99-year mining lease with Continental Public land Trust with an option to purchase certain patented lode and placer mining claims, including surface rights and other interests in the County of Silver Bow, Montana.  The Company intends to pursue exploration activities commencing the third quarter, 2012.

Chattel Property. Silver Bow County Montana
On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for various parcels of land located in the County of Silver Bow, Montana.  Escrow close is expected in early August, 2012.  The Company intends to pursue exploration activities commencing the third quarter, 2012.

Calico Silver Project, San Bernardino County, California
The Calico Silver Project is located in the Calico silver mining district about 15 miles northeast of Barstow or 145 miles northeast of Los Angeles in the Mojave Desert of Southern California. The project is held for exploration with approximately 1300 acres of U.S federal lode mining claims owned in 100 percent interest by the Company.   The Company intends to maintain the claims and to continue with exploration on this project.

Condensed Financial Statements
The accompanying interim consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended June 30, 2012 and December 31, 2011 and results of operations for the comparative periods for the three months ended June 30, 2012 and June 30, 2011 and including the comparative periods for the six months ended June 30, 2012 and June 30, 2011 have been made. Cash flows are presented for the comparative periods June 30, 2012 and June 30, 2011.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) a private placement, (2) a public offering and (3) loans.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its three wholly owned subsidiaries, Butte Silver Mines, Inc., International Silver Nevada, Inc. and Western States Engineering, Inc. for the six months ended June 30, 2012 and June 30, 2011. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

Concentrations and Economic Vulnerability
Concentrations and economic vulnerability include reliance on related parties. During the year 2011, 100% of the revenue was realized from a related party, which were minimal and no revenues were realized during the six months ended June 30, 2012.

During the first half of 2012, the Company negotiated additional financing (refer to Note H – Convertible Note Payable) and as a result, the entirety of the Company’s tangible property, currently owned or acquired hereafter, is collateral for the ISLV Partners, LLC note referred to in Note H.

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At June 30, 2012 and at December 31, 2011, there were no trade receivables.  Related party receivables were $63 and $299, respectively. No allowance for uncollectible accounts was established, as management deemed the accounts as fully collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ”significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At June 30, 2012 and December 31, 2011, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method.  At June 30, 2012 and December 31, 2011, the value of the Company’s investments in Continental Mining & Smelting Limited was considered impaired.  See Note F.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At June 30, 2012, and December 31, 2011, all mineral interests were in the exploration stage.  The Company does not have any proven and probable reserves at this time.

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

Equipment	5 years
Office furnishings & equipment	5 years

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of June 30, 2012, there was $79 in depreciation and no amortization has taken place on any of the mineral interests, as the assets are in the exploration stage.

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

Assets impaired to-date are comprised of 6,000,000 shares of common stock held in Continental Mining and Smelting, Limited ( a Canadian company).  For the six months ended June 30, 2012, there was no impairment on any of the Company’s long-lived assets.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Reclamation and Remediation Costs (Asset Retirement Obligations)
The Company has adopted ASC 410-20 - Asset Retirement Obligation that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of June 30, 2012, the Company did not have any environmental or reclamation obligations, other than a small area where the Company will be doing some exploratory drilling.  The Bureau of Land Management required the Company to post a bond, which it has done.

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. Additionally, a private placement transacted in 2011 and convertible notes transacted during the first and second quarter of 2012, that involve options and warrants, do not have a dilutive effect on the earnings per share reflected on the Statement of Income for the six months ended June 30, 2012.  As of June 30, 2012 and December 31, 2011, no options or warrants had been exercised.

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

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On June 30, 2012 and June 30, 2011, the Company did not have any material items of comprehensive income.

Derivative Instruments
The Company revalues derivative liabilities as of each balance sheet date, and otherwise complies with the provisions of ASC 815-10.  There are no derivative liabilities at June 30, 2012 or December 31, 2011.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Company adopted a stock option plan on November 1, 2010, which is accounted for pursuant to ASC 718.  As of June 30, 2012, no options have been exercised.

Note C – Prepaid Expense

At June 30, 2012, prepaid expenses reflect prepayments on three mineral leases, which are all treated as operating leases, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Mining Properties.  At June 30, 2012 and December 31, 2011, prepaid expenses were comprised of the following:

	June 30, 2012	December 31, 2011

Prepaid – Related Party	$9,500	$0

Prepaid Lease - Prince Mine	$17,534	$42,465
Prepaid Lease – New Butte	8,137	0
Prepaid Lease – Continental Public Land Trust	16,274	$0
Prepaid – Other	12,436	1,297
	$54,381	$43,762

Total Prepaid Expense	$63,881	$43,762

Note D – Mining Properties

The Company’s mining interests, include two acquired mining claims and one in escrow pending close of escrow and three lease/purchase options located in the states of California, Nevada and Montana.

Calico Silver Project
The Calico Silver Project consists of 60 unpatented mining claims, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. The Company pays annual maintenance fees to the Bureau of Land Management (BLM) on its 60 unpatented lode-mining claims, located in San Bernadino County, California.  The Company expenses these maintenance fees in the year paid.

Magna Charta Mining Claim - Silver Bow County, Montana
On March 1, 2012, the Company acquired title to a fee simple estate or interest in the Magna Charta Lode Mining claim for $47,500.  The mining claim comprised of 18 acres, with a patented mining claim, including surface rights is located in the County of Silver Bow in the State of Montana.

Chattel Property - Silver Bow County Montana
On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for various parcels of land located in the County of Silver Bow, Montana.  Escrow close is expected in August, 2012.  Refer to Note N - Subsequent Events.

Prince Mine Lease – Lincoln County , Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore.   Former production is not any indication that there are proven and probable reserves.

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

Lease expense on the Prince Mine for the six months ended June 30, 2012 was $24,932.

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

Prepayment of all or any portion of the principal balance are not subject to penalty.

New Butte Lease – Silver Bow County, Montana

On December 1, 2011, the Company entered into a mineral lease agreement with FL Leasing, LLC (“lessor”), now New Butte Leasing, LLC, to examine the mineral potential of the Silver Bow/Butte Area located in Silver Bow County, Montana.

The term of the agreement is for fifty (50) years and for so long as Product is produced, or until sooner terminated, extended or canceled.  The lease requires annual lease payments commencing January 15, 2012 and on each anniversary date thereafter.  The initial annual lease payment is $15,000 and $15,000 each year thereafter for the years 2013-2015.  Annual lease payments for years 2016 – 2020 are $20,000; thereafter, annual lease payments are variable and increase progressively.    The lease payment due January 15, 2012 was timely paid.  Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments, based on an amended agreement executed on May 22, 2012, are as follows:

January 15, 2013 - $15,000 annually	$15,000
January 15, 2014 - $15,000 annually	$15,000
January 15, 2015 - $15,000 annually	$15,000
Each January 15th - $20,000 annually - Years 2016 – 2020	$100,000
Each January 15th - $25,000 annually - Years 2021 – 2030	$250,000
Each January 15th - $50,000 annually - Years 2031 – 2060	$1,500,000
Each January 15th - $75,000 annually - Years 2061 – 2062	$150,000

Total	$2,045,000

Additionally, the Company agrees to pay “lessor” a Net Smelter Returns Royalty of three percent (3%) on production of gold, silver and various other metal.

Lease expense on the New Butte property for the six months ended June 30, 2012 was $6,863.

Continental Public Land Trust Lease – Silver Bow County, Montana

On April 23, 2012, the Company entered into a mineral lease and option to purchase agreement with Continental Public Land Trust, a Montana non-profit organization, to explore the mineral potential of certain patented lode and placer mining claims located in located in Silver Bow County, Montana.

The term of the agreement is for ninety-nine (99) years and for so long as Product is produced, or until sooner terminated, extended or canceled.  The lease requires annual lease payments commencing April 23, 2012 and on each anniversary date thereafter.  The initial annual lease payment is $20,000, $25,000 on the first anniversary date and $25,000 each year thereafter for the next ten years.  Every ten years, thereafter, the lease payment shall be adjusted in proportion to the United States Bureau of Labor Producer Price Index.  The initial lease payment of $20,000 was paid on April 23, 2012.

April 23, 2013 - $25,000 annually - Year 2013	$25,000
Each April 23rd - $25,000 annually - Years 2014– 2024	$250,000
Each April 23rd - $25,000 annually - Years 2015 – 2112, as adjusted by US Producer Price Index	$2,175,000

Total	$2,450,000

Additionally, the Company agrees to pay the Owner a royalty of two percent (2.0%) of the net cash flow from its operating activities (free cash flow royalty) derived from production of all mineral commodities produced from Owner’s property.

Lease expense on the Continental Public Land Trust for the six months ended June 30, 2012 was $3,726.

Note E – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

Land	$47,500
Equipment	3,357
Computer Equipment	790
$51,647
Accumulated Depreciation	(151)

$51,496

On January 30, 2012, the Company purchased land located in Butte, Montana known as “Magna Charta”, which it intends to explore for mineral content.  The contract sales price was $47,500.  On April 23, 2012, the Company executed a purchase agreement with Chattel, LLC on mineral interests in Silver Bow County, Montana.  Close of escrow is scheduled in August, 2012.  Refer to Note N – Subsequent Events

Depreciation expense of $79 was recorded on computer equipment for the six months ended June 30, 2012 and $72 for the twelve months ended December 31, 2011.

Note F – Investments

Current Assets
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”), a Canadian company. At December 31, 2011, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001.

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

The Company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2011 and June 30, 2012, there is no measurable value in the common stock of Continental Mining and Smelting Limited.  Continental Mining and Smelting Limited has been trying to obtain financing in order to enter the development stage of their mining operations, but have not been successful thus far.

At December 31, 2011, the Company’s share of losses for the year then ended were $135,960. For the six months ended June 30, 2012, the Company’s proportional share of Continental’s losses were $58,540 and for cumulative losses, inception to–date of $194,500. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At June 30, 2012, the Company held the following securities:

	No of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

Other Assets –Long-Term
On March 27, 2012, the Company, executed a contract with Aurum, LLC (“Aurum”), a Colorado limited liability company, to form a joint venture with the Company for the purpose of conducting the evaluation, remediation, reclamation and processing of the Caselton Tailings owned by “Aurum”.  Pursuant to the agreement, “Aurum” and “ISLV” will each have a 50% interest.  As consideration, the Company will undertake to arrange all capital funding required and provide custom processing availability for the tailings material owned by “Aurum”.

The Company is obligated to make an initial cash capital contribution of $50,000 and sequential funding of an additional $50,000 to $100,000 to be used to complete a Phase 1 site investigation.

As of June 30, 2012, the Company had reimbursed Aurum, LLC $110,000 for holding costs on property associated with a joint venture between the Company and Aurum, LLC.  These funds are recognized as a deposit towards the investment in the joint venture with Aurum, LLC.  Pursuant to the joint venture agreement, these costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.

Note G – Note Payable

On April 21, 2011 the Company issued a promissory note in the amount of $100,000 to the Atkinson Trust, payable in ten equal monthly installments of $10,000, interest only.  The note was issued as a condition of purchasing the assets of Pan American Zinc Company, with close of escrow to occur on February 23, 2012. At December 31, 2011, the Company rescinded the contemplated purchase and relinquished its rights to the property. The seller agreed to take back the property in exchange for forgiving all related liability created in the sale except for $30,000, the net present value of the remaining note balance at December 31, 2011.  At June 30, 2012, the Company had paid the balance owed on the note.

On January 9, 2012 and January 31, 2012, the Company secured  loans and  issued cognovit  promissory notes in the amount of $90,300 and $81,000, respectively to Empire Advisors, LLC.  The full principal amount of the notes and accrued interest, at eight (8%) percent simple interest, were due February 9, 2012 and February 29, 2012, respectively.  At March 31, 2012, these notes, plus accrued interest had been paid.

Notes payable as of June 30, 2012 and December 31, 2011, respectively, are shown below:

	At March 31, 2012	At December 31, 2011

Promissory note – Atkinson Trust	$0	$30,000
	$0	$30,000
Less: Discount on note	0	(2,663)

Net Carrying Basis	$0	$27,337

Note H – Convertible Notes Payable

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

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock.  If converted, the total market value of the shares would be $600,000. At June 30, 2012, no conversion had occurred.

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

Convertible Note Purchase Agreement – Additional Financing
On May 17, 2012 and May 25, 2012, loans in the amount of $130,000 and $1,870,000, respectively, were procured by the Company pursuant to the first amendment to the convertible note purchase agreement.

Terms and conditions are identical to the initial financing, which are disclosed above.  On May 25, 2012, 10,000,000 warrants were issued to ISLV Partners, LLC on the additional financing. The warrants entitled the holder to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share.  The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible.

Convertible notes payable as of June 30, 2012 and December 31, 2011, respectively, are shown below:

	June 30, 2012	December 31, 2011
Convertible Notes Payable – ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$0
Issued May 17, 2012	$130,000	$0
Issued May 25, 2012	$1,870,000	$0
Total	$2,600,000	$0
Discount on Notes Payable	(546,322)	$0
Net Carrying Value	$2,053,668	$0

Outstanding convertible instrument
An optional conversion feature was included in the Convertible Term Notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock.  At June 30, 2012, the convertible note instruments had no beneficial conversion feature, thus a discount on the note was not recognized.

Qualified Financing
In the event that the Company, at any time after the original issuance of the Notes, proposes to consummate any equity offering or series of related equity offerings resulting in gross proceeds to the Company of not less than $250,000, the Company shall give written notice to the holder not less than 20 days prior to the consummation of such Qualified Financing.  Upon consummation of such Qualified Financing, the Notes shall then and thereafter be convertible into shares of the same class as the shares issued in the Qualified Financing, and the conversion price per share shall be equal to the lesser of a) 90% of the implied price per share of common stock in such Qualified Financing, or b) the then-effective conversion price, subject to adjustments.

Warrants
In addition to the conversion feature, on the Convertible Term Notes issued, the Company issued a total of 13,000,000 warrants to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share.  The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible.  The beneficial conversion option was derived as follows:

		(Allocation)
	Allocation	Relative
	of Proceeds	Value
Convertible Note – Issued on February 6, 2012
Face Value of Convertible Note	$600,000
No. of Common Shares	3,000,000
Current Market Value
Market Share price at Feb. 6, 2012	$0.200
Market Value of Stock, if converted	$600,000	$533,333

Fair Value - Warrants - At Time of Issuance - Feb 6, 2012
No. of Warrants Issued	3,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.025
Fair Value of Warrants	$75,000	$66,667

Total/Relative Value	$675,000	$600,000

Beneficial Conversion Option Calculation
Relative Note Value		$533,333
Face value of Note		$600,000
Conversion price		$0.200
Intrinsic Conversion price/share		$0.178

Beneficial Conversion Option for fully converted note		$66,667

	Allocation	Relative
	of Proceeds	Value
Convertible Notes – Issued on May 17 and May 25, 2012
Face Value of Convertible Notes	$2,000,000
No. of Common Shares	10,000,000
Current Market Value
Market Share price at May 25, 2012	$0.200
Market Value of Stock, if converted	$2,000,000	$1,777,778

Fair Value - Warrants - At Time of Issuance – May 25, 2012
No. of Warrants Issued	10,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.0250
Fair Value of Warrants	$250,000	$222,222

Total/Relative Value	$2,250,000	$2,000,000

Beneficial Conversion Option Calculation
Relative Note Value		$1,777,778
Face value of Note		$2,000,000
Conversion price		$0.200
Intrinsic Conversion price/share		$0.178

Beneficial Conversion Option for fully converted note		$222,222

Adjustment to Warrant Price

The exercise price and the number of shares purchasable are subject to adjustment, but in no case shall the exercise price be reduced to below the par value of the class of stock for which this warrant is exercisable at such time, and the Company shall not take or permit to be taken any action which would cause the exercise price to be reduced below the par value per share of the class of stock for which this warrant is exercisable at such time.

If the Company makes a dividend or distribution on its common stock payable in common shares, the exercise price shall be proportionately adjusted effective as of the record date for the dividend or distribution.  Other provisions requiring the adjustment to the warrant price relate to distributions other than common stock, adjustment upon merger, consolidation or exchange, recapitalization or reclassification.

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

At June 30, 2012, the Company recorded a deferred tax benefit of $915,568 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. The deferred tax asset is based on prevailing IRS graduated tax tables, which average 33% at June 30, 2012 and December 31, 2011.

Net deferred tax assets consist of the following components:

	June 30,	December 31,
	2012	2011

Deferred Tax Asset	$915,568	$203,503
Valuation Account	(915,568)	(203,503)
Net Deferred Tax Asset	$0	$0

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

Note J – Shareholders’ Equity

Stock Issuances
The Company was incorporated on September 4, 1992 with the initial issuance of 1,000 shares of common stock at a par value of $1.00 per share. On June, 2006, the Board of Directors adopted a new business strategy to change its emphasis from providing engineering services to conducting mine exploration and development. As a result, the Board of Directors amended its Articles of Incorporation to authorize 500,000,000 shares of common stock, at a par value of $0.0001 to allow for equity financing. Additionally, the Board of Directors passed a resolution, dated June 16, 2006, to effectuate a stock split of 12,000 to 1, for all represented shares. On July 24, 2006, the three shareholders of record were given their new share distribution of 4,000,000 shares each.

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

On October 21, 2006, the Company issued 100,000 shares of common stock at $.050 per share in exchange for Directors’ fees.

During 2007, the Company conducted a private placement and issued an additional 260,000 shares of common stock for cash as follows:

On May, 2007, the Company issued 7,000 shares of common stock at $0.500 per share for $3,500 to fourteen (14)  accredited investors.

On June, 2007, the Company issued 3,000 shares of common stock at $0.500 per share for $1,500 to seven (7) accredited investors.

On October, 2007, the Company issued 4,000 shares of common stock at $0.500 per share for $2,000 to an accredited investor.

On November, 2007, the Company issued 246,000 shares of common stock at $0.297 per share for $73,000 to six (6) accredited investors.

On May 22, 2007, the Company issued 100,000 shares of common stock at $0.055 per share in exchange for transfer agent fees.

On June 30, 2007, the Company issued 336,186 shares of common stock at $0.500 per share in exchange for an outstanding debt owed to a shareholder/officer.

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

On August 24, 2010, the Company conducted a private placement and issued an additional 2,000,000 shares of common stock at $0.02 per share for $40,000 to two (2) accredited investors.

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

During the second quarter, 2011, the Company issued 7,699,998 shares of its common stock for $1,155,000 from May 18, 2011 through June 23, 2011 on a private placement. The sale of unregistered securities was to seventeen (17) accredited investors comprised of third party individuals and companies not related to the Company.

There were no stock issuances during the three months ended June 30, 2012 nor for the six months ended June 30, 2012.

At June 30, 2012, the Company had authorized 500,000,000 shares of common stock, 36,780,828 shares had been issued and are outstanding.

Stock Option Plan
At November 1, 2010, the Board of Directors (“Board”) of the Company authorized the approval of a stock option plan (the “Plan”). The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. The Board authorized the Corporation to issue up to 20% of the total number of outstanding shares of the Company’s common stock as Stock Options. Because no vesting is required, the cost of compensation was recognized entirely during the quarter the options were issued.  The plan expires October 31, 2020.

Options outstanding as of June 30, 2012 are as follows:

	No. of shares	Weighted Average Exercise Price	Contractual Life Remaining

Outstanding – January 1, 2012	3,300,000	$0.20	8.6 years
Granted	0	-
Exercised	0	-
Forfeited	0	-
Outstanding – June 30, 2012	3,300,000	$0.20	8.3 years

Warrants
To date, the Board of Directors has approved the issuance of 21,238,998 warrants resulting from a private placement for $2,000,000 in financing in year 2011 and on convertible notes issued for $2,600,000 during the first six months of 2012. These warrants are exercisable at prices ranging from $0.20 to $0.40 per share, vesting over a period of 36 months, and expire at various times through May 25, 2015.

During the quarter ended June 30, 2011, as a component of the 8,238,998 “units” the Company sold in private placements, 8,238,998 Class A common stock warrants, each granting the holder the right to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expires in three years. At June 30, 2012, none had yet been exercised.

On February 6, 2012, the Company negotiated a convertible note agreement, whereby the lender was issued 3,000,000 warrants, with an expiry date of February 6, 2015, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the initial note is convertible.

On May 17 and May 25, 2012, the Company negotiated convertible term notes of $130,000 and $1,870,000, respectively, aggregating $2,000,000, whereby the lender was issued an additional 10,000,000 warrants, with an expiry date of May 25, 2015, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible (Refer to Note H - Convertible Note Payable).

At June 30, 2012, none had yet been exercised.

A summary of warrant activity for the years 2012 and 2011 is as follows:

				Weighted
		Weighted		Average
	Number of	Average	Warrants	Exercise
	Warrants	Exercise Price	Exercisable	Price

Outstanding, January 1, 2010	0		0
Granted	8,238,998	$0.20	8,238,998	$0.20
Exercised	0		0
Outstanding, December 31, 2011	8,238,998	$0.20	8,238,998	$0.20
Granted	3,000,000	$0.40	3,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2012	11,238,998	$0.32	11,238,998	$0.32
Granted	10,000,000	$0.40	10,000,000	$0.40
Exercised	0		0
Outstanding, June 30, 2012	21,238,998	$0.32	21,238,998	$0.32

At June 30, 2012, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follow
	Warrants Outstanding			Warrants Exercisable
Range of	Weighted-Average		Weighted		Weighted Average
Warrant Exercise	Remaining	Number of	Average	Number of	Exercise
Price	Contractual Life	Warrants	Exercise Price	Warrants	Price

$0.20	1.89	7,699,998	$0.20	7,699,998	$0.20
$0.20	1.96	539,000	$0.20	539,000	$0.20
$0.40	2.61	3,000,000	$0.40	3,000,000	$0.40
$0.40	2.99	10,000,000	$0.40	10,000,000	$0.40
		21,238,998		21,238,998

Adjustment to Warrant Price

The exercise price and the number of shares purchasable are subject to adjustment, but in no case shall the exercise price be reduced to below the par value of the class of stock for which this warrant is exercisable at such time, and the Company shall not take or permit to be taken any action which would cause the exercise price to be reduced below the par value per share of the class of stock for which this warrant is exercisable at such time.

If the Company makes a dividend or distribution on its common stock payable in common shares, the exercise price shall be proportionately adjusted effective as of the record date for the dividend or distribution.  Other provisions requiring the adjustment to the warrant price relate to distributions other than common stock, adjustment upon merger, consolidation or exchange, recapitalization or reclassification.

Note K - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	June 30,	December 31,
	2012	2011
Due From Related Parties
Atlas Precious Metals, Inc.	$0	$236
Arimetco International, Inc.	63	36
Total	$63	$299
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$23,551	$15,443
Atlas Precious Metals, Inc.	0	10,123
Total	$23,551	$25,566

Related party transactions have occurred with the following related party entities:

The Company rents (subleases) its administrative offices in Tucson, Arizona from Atlas Precious Metals Inc., an affiliate. Effective April 1, 2011, the Company entered into a revised lease agreement for additional office space for a short-term period effective through September 30, 2011, with total rents due in the amount of $51,000, payable $8,500 per month.  This rental agreement with Atlas Precious Metals, Inc. was renewed for an additional one-year period, effective October 1, 2011 with a monthly rental of $9,500 or $114,000 annually.   Rental expense for the administrative offices for the year ended December 31, 2011 was $81,000 and for the six months ended June 30, 2012, rental expense was $57,000.  At June 30, 2012, all rents are current and there was $9,500 in prepaid rent from a related party.

Arimetco International, Inc. utilizes periodic courier services paid by the Company and reimburses the Company.

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, does extensive travel related to the Company’s holdings or prospective holdings, reimbursable by the Company.   At December, 31, 2011 and June 30, 2012, Mr. Shipes was owed $25,566 and $23,551, respectively.

Note L – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through June 30, 2012 are $461,036. Exploration costs incurred for the six months ended June 30, 2012 were $94,279.

Note M – Reclassification

Subsequent to filing the annual 10-K report for the year ended December 31, 2011, a reclassification of $10,000 was made from Accounts Payable –Trade to Note Payable to reflect the proper nature of the liability on the Balance Sheet as of December 31, 2011.

Note N – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the condensed financial statements and discloses the following material events that have transpired subsequent to June 30, 2012 up through the issuance date:

On April 27, 2012, the Company entered into an agreement with Chattel, LLC, a Montana limited liability company, for the purchase of certain real property located in Silver Bow County, Montana.  Close of escrow is expected to occur in August, 2012.  The total purchase price is $1,450,000, plus interest on the unpaid balance at a rate of four (4%) percent per annum.  Payment terms are 1) $50,000 at close of escrow, 2) $50,000 due on the first and second anniversary date of the date of closing and 3) the balance due on the third anniversary date of the date of closing.

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

We are an exploration stage company that engages in minerals exploration activities in the United States and Mexico involving silver, gold, zinc, copper and other minerals.  To date, we have not generated any revenues from any of these activities since approximately June, 2006, when we switched our emphasis in our business plan and commenced our mineral exploration business. To date, our exploration activities have been limited to the exploration and purchasing of mineral interests in the United States and Mexico.

Results of Operations

Operating Performance for the three months ended June 30, 2012 (the “June 2012 Quarter”) as compared to the three months ended June 30, 2011 (the “June 2011 Quarter”) was as follows:

For the June 2012 Quarter, we recorded a net loss of $519,288, as compared to a net loss of $1,856,889 for the June 2011 Quarter or a decrease in net loss of $1,337,601. The primary reason for the substantial decrease resulted from the recognition of an impairment loss of Goodwill in the amount of $1,564,900 during the June 2011 Quarter. Due to the acquisition of the Prince Mine and New Butte properties in Nevada and Montana, administrative costs, planning, consulting, exploratory and development work increased substantially during the June 2012 Quarter over the June 2011 Quarter.

During the June 2012 Quarter and the June, 2011 Quarter, we did not realize any revenues.

Operating expenses reflected during the June 2012 Quarter were $430,480, an increase of $155,324 or 56% as compared to operating expenses of $275,156 for the June 2011 Quarter.  Most of the increase resulted from administrative expenses, salaries, consulting, lease expense as a result of the Company obtaining financing to commence plans for development work on the two properties located in the Pioche Mining District in Lincoln County, Nevada and the New Butte Mining District in Silver Bow County, Montana recently acquired and exploration work underway on other mining leased property.

Other Income/(Expense) during the June 2012 Quarter was $88,808, a net decrease of $1,498,425, as compared to the June 2011 Quarter of $1,587,233 due to the impairment loss on Goodwill resulting from the recognition of the Pan American business acquisition.  The purchase option was later rescinded on December 31, 2011 by the Board of Directors.  Interest expense for the June 2012 Quarter of $88,808 reflects an increase of $66,475 over June 2011 Quarter.  During the  June 2012 Quarter, two additional convertible notes were issued to ISLV Partners, LLC bringing the total financing for the six month period ended June 30, 2012 to $2,600,000.  The June 2011 Quarter reflects interest expense related to the notes issued for bridge financing by Tintic Standard Gold Mines, whose debt was settled during that same period.

Operating Performance for the six months ended June 30, 2012 (the “First Half 2012”) as compared to the six months ended June 30, 2011 (the “First Half 2011”) was as follows:

For the First Half 2012, we recorded a net loss of $955,258, as compared to a net loss of $2,030,434 for the First Half 2011 or a decrease in net loss of $1,075,176. The primary reason for the substantial decrease resulted from the recognition of an impairment loss of Goodwill in the amount of $1,564,900 during the First Half 2011.  Due to the acquisition of the Prince Mine and New Butte properties in Nevada and Montana, administrative costs, planning, consulting, exploratory and development work increased substantially during the First Half 2012 over the First Half 2011.

During the First Half 2012, we did not realize any revenues, whereas $5,500 in related company revenue was realized during the First Half 2011.

Operating expenses reflected during the First Half 2012 were $805,914 an increase of $450,130 as compared to operating expenses of $355,784 for the First Half 2011.  Most of the increase resulted from administrative expenses, salaries, consulting, lease expense as a result of the Company obtaining financing to commence plans for development work on the two properties located in the Pioche Mining District in Lincoln County, Nevada and the New Butte Mining District in Silver Bow County, Montana recently acquired and exploration work underway on other mining leased property.

Other Income/(Expense) during the First Half 2012 was $149,344, a net decrease of $1,530,806, as compared $1,680,150 incurred during the First Half 2011, due to the impairment loss on Goodwill resulting from the recognition of the Pan American business acquisition.  Interest expense for the First Half 2012 of $149,344 reflects an increase of $34,094 over the interest expense of $115,250 for First Half 2011.  During the First Half 2012, three convertible notes were issued to ISLV Partners, LLC bringing the total financing to $2,600,000.  The June 2011 Quarter reflects interest expense related to the notes issued for bridge financing by Tintic Standard Gold Mines, whose debt was settled during that same period.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the six months ended June 30, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than for engineering services, and our net losses from inception as a development stage company, which total $3,409,398 and the outstanding arrangements with related parties and uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through private placements, short-term notes payable, and some on-going engineering consulting services. The capital required to execute our total business vision and objectives is significant. On May 25, 2012, the Company negotiated two convertible term notes totaling $2,000,000, bringing the total of financing procured during the first six months of 2012 to $2,600,000.  The convertible note agreement, as amended on May 17, 2012, contains a provision whereby the lender has an option to lend up to an additional $2.0 million. During 2012, we will continue our efforts to raise additional capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives.

Our global capital budget for the completion of acquisitions, exploration and development programs in the Pioche Mining District in Nevada and the New Butte Mining District in Montana is approximately $2.0 million.

Cash and Cash Flows

Cash on hand at June 30, 2012 was $1,582,651 as compared to $1,913 at December 31, 2011.  The increase in cash of $1,580,738 was due primarily from proceeds realized from the issuance convertible notes of $2,600,000, less operating expenditures up through June 30, 2012.

Net cash flows from operating activities were ($813,809) for the six months ended June 30, 2012, compared to ($383,649) for the six months ended June 30, 2011, a net decrease in cash flows of $430,160 over the six months ended June 30, 2011. Negative cash flows from Operating Activities for the six months ended June 30, 2012 reflect higher exploration and general administrative expenses in the areas of consulting, rent, salaries and mineral leases due to procurement of financing and the commencement of planning for development work on the Prince mine property in Nevada and the Butte properties in Montana recently acquired.  During the six months ended June 30, 2011, there were minimal exploration activities.

Investment activities during the six months ended June 30, 2012 included the purchase of mineral land in Butte, Montana for $47,500, an investment of $110,000 in a newly-formed joint venture with Aurum, LLC, a reclamation bond of $14,406, as required by the Bureau of Land Management, where the Company proposes to conduct exploratory drilling and the purchase of surveying equipment of $3,537 for a total of $175,453 in capital expenditures.  There were no investing activities during the six months ended June 30, 2011.

Financing activities undertaken during the six months ended June 30, 2012 included the issuance of three convertible notes to ISLV Partners, LLC totaling $2,600,000, less $30,000 in note payments due Lawrence Atkinson, for a net total of $2,570,000 from financing activities.  In comparison, for the six months ended June 30, 2011, We generated cash proceeds of $1,155,000 less issuance costs of $139,724 on a private placement of our common stock.  Additionally, there were note installment payments to Lawrence Atkinson of $20,000, bringing the net of investing activities for the six months ended June 30, 2011 to $995,276.   The difference in investing activities of $1,574,724 represents an increase of 158% over the six months ended June 30, 2011.

Going forward, our business plan does not reflect, nor do we anticipate, any revenues from our properties during the remaining part of our exploration phase and until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities.  We are presenting pursuing, through our engineering company, Western States Engineering Inc, several engineering contracts.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have purchased the following properties and engaged in the exploration activities and incurred the following exploration costs since inception:

Capitalized Acquisitions
A) Purchase of the Tecoma Mine (fee simple) – Year 2007	$90,000

B) Sale of Tecoma Mine – Year 2008	(90,000)
C) Purchase of Magna Charta property – Silver Bow County, Montana	47,500
Total Acquisitions	$47,500

Exploration Costs:
A) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company, later abandoned
1) El Cumbro property	$14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

B) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

C) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	38,224

D) Pioche Mining District – Lincoln County, Nevada
1) Prince Mine lease	143,306

2) Caselton Tailings	13,238

3) Caselton Mine	3,348

E) Silver Bow County, Montana
1) New Butte Property lease	28,940

2) Continental Public Land Trust	3,726

F) Other Exploration Sites (evaluation)

1) Anaconda	7,500

2) Oro Blanco	8,840

4) SE Arizona Silver	4,829

5) Mohave Gold	1,050

6) Zonia Mine	6,650

e) General Administrative Costs	21,800

Total Exploration Costs	$461,036

These direct exploration costs account for approximately 14% of the total operating expenditures of $3,411,636, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Condensed Consolidated Financial Statements for the six months ended June 30, 2012 have been applied consistently with the year ended December 31, 2011.

Recently Enacted Accounting Standards

Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in management’s opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements.

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our expected exploration activities and are for a period of twelve months. Our total amount budgeted for exploration  in 2012 is $ 4,090,000.

We are continuing with the evaluation of mine plans, potential drill targets and resource potential of the Prince Mine. Drill testing of the projected extensions of the possible silver mineralization should begin in the fall of 2012. On the Caselton Tailings remediation Project, we will conduct site characterization studies with geotechnical drilling in conjunction with metallurgical testing. The data generated from the program will be used to design a processing facility and to determine the feasibility of economic precious metals recovery. At the newly acquired Butte Silver Mines properties, we will be evaluating and compiling the voluminous historic exploration and mining data on the properties and will commence with preliminary mine development planning. We have initiated planning on the Butte properties, which will be concurrent with geologic mapping and sampling of mineralized structures and surveying of existing underground development. Based upon our analysis of the test results and studies, we will determine whether to proceed with development plans. We cannot determine, predict, or assure whether we will be able to proceed with advanced exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our registered Consulting Geologist using industry standard quality assurance and control procedures.

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

Exploration at Butte Silver Mines

1)
Data and property acquisition.
Our staff will continue to compile the exploration records from these historic Anaconda Company mines. While much data is in our possession, other sources will be utilized in order to make the records as complete as possible. Once acquired, the exploration and development data will be compiled using mine planning software to regenerate resource estimates. Underground levels will be plotted as will drift sampling records and exploration drill holes. Selected mineral and surface interests ancillary to our properties are also slated for acquisition.

2)
Development Planning.
Based on the presently known historic resources and proposed AMC underground mine plans, we expect to be able to create new preliminary mine development plans for the Project. This will require underground mapping, surveying and confirmation sampling. As the condition of much of the existing underground development headings is presently unknown, the extent of this work to be conducted in 2012 is uncertain.

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

Site Characterization and Planning at the Caselton Tailings:

1)
Geotechnical drilling.
Drilling using split spoon sampling and hollow stem auger drill methods will be conducted. All hole locations will be surveyed. Sample collection will be conducted under the supervision of a registered professional geologist. Samples will be split and the duplicates stored for reference. The first split will be shipped for chemical analysis and metallurgical testing. Industry standard chain of custody and quality control procedures will be followed.

2)
Feasibility and Permitting.
This phase of the Operations Plan will commence providing the results of the drill testing and metallurgical work has been positive. The study will be done in 'house' by the Western States Engineering division with assistance from an established and reputable independent mining engineering firm. Permit applications for the combined metal recovery and site remediation project will be prepared by a reputable independent environmental firm for submittal in conjunction with the process design work.

Our ability to complete the activities described under “Plan of Operations” require significant funding. We presently have received t  a portion of the funding and expect to receive the balance of the funding sometime in the third quarter, but we cannot assure you that we will be able to obtain full funding or that the terms on which additional funding may be available will be acceptable. To the extent that we are able to secure funding for a portion of our needs, we will have to allocate such funding among the projects, and we may not be able to complete components of these projects. If we are able to obtain only limited funding, it may result in significant dilution to our shareholders. Further, our use of proceeds may be determined by the investors based on their priorities, which may be different from our priorities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2012 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●
The small size of our Company limits our ability to achieve the desired level of separation our internal controls and financial reporting. We do have a separate CEO and CFO; however we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company. Until such time as we are able to install an audit committee, we do not meet the full requirement for separation. In the interim, we will continue to strengthen the role of our CEO and CFO and their review of our internal control procedures.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending June 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us or our directors in their capacity as such.

ITEM 1A - RISK FACTORS

Risk Factors

Item 1A.  Risk Factors.

As a smaller reporting Company, we are not required to provide risk factors; however, please consult our Form 10-K to review risk factors.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no shares of our common stock during the quarter ended June 30, 2012, or subsequently.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - REMOVED AND RESERVED

ITEM 5 - OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

Dated: August 9, 2012	By:	/s/ Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 9, 2012
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	August 9, 2012
John A. McKinney	Executive Vice President
(Principal Financial Officer)

Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.