Form 10-Q/A
period 2012-06-30
INTERNATIONAL SILVER INC
filed 2012-08-15
CIK 1419482

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 9, 2012
Common Stock, $0.0001 Par Value	36,780,828

Exhibit Index located at page 41

EXPLANATORY NOTE

This From 10-Q Amendment No. 1 is being filed to update the close of escrow date of one of our properties.  This can be found in Note A, Note D, Note E and Note N regarding our Chattel Property.

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

Chattel Property. Silver Bow County Montana
On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for various parcels of land located in the County of Silver Bow, Montana.   Close of escrow occurred on August 7, 2012.   The Company intends to pursue exploration activities commencing the third quarter, 2012.

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

Chattel Property - Silver Bow County Montana
On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for various parcels of land located in the County of Silver Bow, Montana.   Close of escrow occurred on August 7, 2012.   Refer to Note N - Subsequent Events.

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

$51,496

On January 30, 2012, the Company purchased land located in Butte, Montana known as “Magna Charta”, which it intends to explore for mineral content.  The contract sales price was $47,500.  On April 23, 2012, the Company executed a purchase agreement with Chattel, LLC on mineral interests in Silver Bow County, Montana.   Close of escrow occured on August 7, 2012.   Refer to Note N – Subsequent Events

Depreciation expense of $79 was recorded on computer equipment for the six months ended June 30, 2012 and $72 for the twelve months ended December 31, 2011.

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

On April 27, 2012, the Company entered into an agreement with Chattel, LLC, a Montana limited liability company, for the purchase of certain real property located in Silver Bow County, Montana.  Close of escrow occurred on August 7, 2012.   The total purchase price is $1,450,000, plus interest on the unpaid balance at a rate of four (4%) percent per annum.  Payment terms are 1) $50,000 at close of escrow, 2) $50,000 due on the first and second anniversary date of the date of closing and 3) the balance due on the third anniversary date of the date of closing.

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

INTERNATIONAL SILVER, INC.

Dated: August 15, 2012	By:	/s/ Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 15, 2012
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/John A. McKinney	Chief Financial Officer	August 15, 2012
John A. McKinney	Executive Vice President
(Principal Financial Officer)

Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.