Form 10-Q
period 2012-09-30
INTERNATIONAL SILVER INC
filed 2012-11-14
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November, 12, 2012
Common Stock, $0.0001 Par Value	37,052,280

Exhibit Index located at page 42

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of International Silver, Inc. as of September 30, 2012, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2012 and 2011 and for the period from inception on June 16, 2006 through September 30, 2012, and condensed consolidated statements of cash flows for the nine-month periods then ended and for the period from inception on June 16, 2006 through September 30, 2012. These interim financial statements are the responsibility of the Corporation's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has limited revenues, has negative working capital at September 30, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
November 12, 2012

5O S, Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2012
(Unaudited)

and

For the Year Ended December 31, 2011
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At
	September 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$684,550	$1,913
Accounts receivable	11,667	-
Due from related parties - Note L	-	299
Prepaid rent - related party - Note C	10,280	-
Prepaid expenses - Note C	217,364	43,762
Total Current Assets	$923,861	$45,974

PROPERTY,PLANT AND EQUIPMENT- Note E
Mineral properties - Note D	$1,552,900	$-
Equipment	5,399	2,042
Furniture & Fixtures	3,502	3,502
Computer equipment	1,087	790
	$1,562,888	$6,334
Accumulated depreciation	(5,900)	(5,616)
	$1,556,988	$718
Other Assets
Deposit toward investment - Note F	$130,000	$-
Refundable deposit	14,406	-
	$144,406	$-

TOTAL ASSETS	$2,625,255	$46,692

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$76,119	$17,311
Payroll taxes payable	35,440	28,264
Accrued expenses	200,184	68,775
Due to related parties - Note L	23,345	25,566
Note payable - Note G	-	27,337
Total Current Liabilities	$335,088	$167,253

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$2,098,288	$-
Contract payable - Note I	1,450,000	-
	$3,548,288	$-

Total Liabilities	$3,883,376	$167,253

SHAREHOLDERS' EQUITY - Note K
Common stock
authorized shares - 500,000,000 par value $0.0001 per share
issued & o/s at 12/31/11 - 36,780,828 issued & o/s at 09/30/12 - 37,052,280	$3,705	$3,678
Additional paid-in capital	3,232,984	2,505,935
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(4,318,776)	(2,454,140)
Total Shareholders' Equity	$(1,258,121)	$(120,561)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$2,625,255	$46,692

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

					Inception (June 16, 2006) of Exploration Stage through (September 30, 2012)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

REVENUES
Consulting-third parties	$23,334	$-	$23,334	$-	$67,533
Consulting-related parties	-	-	-	5,500	397,090
Total Revenues	$23,334	$-	$23,334	$5,500	$464,623

Operating Expenses
Exploration costs	$397,869	$26,275	$495,496	$69,879	$862,253
General and administration
Rent expense - related party	28,500	25,500	85,500	52,500	258,458
Bad debt expense	-	-	-	-	41,860
All other general & administrative	300,483	366,257	951,692	651,437	2,975,012
Depreciation and depletion	205	33	284	33	1,111
Total operating expenses	$727,057	$418,065	$1,532,972	$773,849	$4,138,694

Operating Income/(Loss)	$(703,723)	$(418,065)	$(1,509,638)	$(768,349)	$(3,674,071)

Other Income/(Expense)
Gain on settlement of debt	$-	$-	$-	$-	$1,678,634
Accretion expense	-	(11,693)	-	(11,693)	-
Impairment loss	-	-	-	(1,564,900)	(1,733,456)
Interest expense	(205,655)	(146,112)	(354,998)	(261,362)	(589,883)
Total other income/(expense)	$(205,655)	$(157,805)	$(354,998)	$(1,837,955)	$(644,705)

Net Income/(Loss)	$(909,378)	$(575,870)	$(1,864,636)	$(2,606,304)	$(4,318,776)

Basic Earnings per Share
Income/(Loss) per Share	$(0.02)	$(0.02)	$(0.05)	$(0.08)

Weighted Average Shares Outstanding	37,052,280	36,780,828	36,871,312	32,469,557

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16,
	Nine Months Ended		2006) of Exploration Stage through
	September 30,	September 30,	(September 30,
	2012	2011	2012)
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(1,864,636)	$(2,606,304)	$(4,318,776)
Adjustments used to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	284	33	1,111
Impairment loss	-	1,564,900	1,733,456
Gain on Settlement on Debt	-	-	(1,678,634)
Financing cost	173,737	261,362	373,124
Accretion expense	-	11,693	0
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Issuance of incentive stock option grants	-	-	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(11,368)	7,876	237,994
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	(183,882)	74,643	(231,118)
(Decrease)/Increase in payables	63,763	(32,309)	121,735
(Decrease)/Increase in accrued expenses	131,409	35,520	223,805
Net Cash Flows (used by) Operating Activities	$(1,690,693)	$(682,586)	$(2,846,601)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Purchase of equipment	(3,654)	790	(11,112)
Building improvements	-	-	(14,822)
Deposits towards investment	(130,000)	-	(130,000)
Refundable deposit - reclamation bond	(14,406)	-	(14,406)
Purchase of mineral land	(1,552,900)	-	(1,552,900)
Net Cash Flows from Investment Activities	$(1,700,960)	$790	$(1,903,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$54,290	$1,155,000	$1,329,290
Less: Stock issuance costs	-	(139,724)	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	2,600,000	-	2,675,000
Contract payable - purchase of land	1,450,000	-	1,450,000
Debt service payments	(30,000)	(50,000)	(100,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$4,074,290	$965,276	$5,402,761

Net Increase/(Decrease) in Cash	$682,637	$283,480	$652,920

Beginning Cash Balance	$1,913	$35,983	$31,630

Ending Cash Balance	$684,550	$319,463	$684,550

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Nine Months Ended		(June 16, 2006 through
	September 30,	September 30,	September 30,
	2012	2011	2012)
The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	54,290	102,361	156,651
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$54,290	$102,361	$729,108

Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$396,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

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

The Company was incorporated in the State of Arizona, as ARX Engineering, Inc. on September 4, 1992 and then later changed their corporate company name to Western States Engineering, Inc. On June 20, 2006, the Company changed its name to International Silver, Inc. in connection with its new business plan of acquiring exploration properties, along with providing engineering services.

The Company’s business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America. Contingent upon adequate funding, the Company intends to initiate a reconnaissance and exploration program in the Pioche Mining District located in Nevada, in Silver Bow County, Montana and in Calico Mining District in California to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition. The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada
On November 6, 2010, the Company has entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore.  The Company has commenced a drilling program that continues through October, 2012.  At September 30, 2012, there are no proven and probable reserves.

Caselton Tailings Project
On March 27, 2012, the Company entered into a joint venture operating agreement to evaluate, remediate, reclaim and develop the Caselton Tailings that are located in the Pioche Mining District in Lincoln County, Nevada.

New Butte Mining Properties, Silver Bow County, Montana
On December 1, 2011, the Company executed a mining lease agreement on 954 acres of mineral rights and an additional 325 acres of surface and mineral rights located in the Butte District of Montana.  The lease provides full access for mining on the land for a term of fifty years and thereafter as long as minerals are produced.  The New Butte Properties were historically owned and operated as silver-zinc and silver-copper mines by the Anaconda Company.  The major formerly operating underground mines now held by the Company are known as the Alice, the Lexington, the Badger, the Diamond and the High One.

Magna Charta Property, Silver Bow County, Montana
On March 1, 2012, the Company purchased 18 acres of land, a patented mining claim, which includes surface rights situated in the County of Silver Bow, Montana under a fee simple contract.

Continental Public Land Trust, Silver Bow County, Montana
On April 23, 2012, the Company executed a 99-year mining lease on 1,103 acres of mineral rights with Continental Public land Trust with an option to purchase certain patented lode and placer mining claims, including surface rights and other interests  Silver Bow County, Montana.

Chattel Property. Silver Bow County Montana
On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for various parcels of land located in Silver Bow County, Montana.  Close of escrow occurred on August 7, 2012.

Calico Silver Project, San Bernardino County, California
The Calico Silver Project is located in the Calico silver mining district about 15 miles northeast of Barstow or 145 miles northeast of Los Angeles in the Mojave Desert of Southern California. The project is held for exploration with approximately 1300 acres of U.S federal lode mining claims wholly owned by the Company.   The Company intends to maintain the claims and to continue with exploration on this project.

Condensed Financial Statements
The accompanying interim consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended September 30, 2012 and December 31, 2011 and results of operations for the comparative periods for the three months ended September 30, 2012 and September 30, 2011 and including the comparative periods for the nine months ended September 30, 2012 and September 30, 2011 have been made.  Cash flows are presented for the comparative periods for the nine months ended September 30, 2012 and September 30, 2011.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company may include (1) a private placement, and/or (2) a public offering and/or (3) convertible notes and secured loans.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its three wholly owned subsidiaries, Butte Silver Mines, Inc., International Silver Nevada, Inc. and Western States Engineering, Inc. for the nine months ended September 30, 2012 and September 30, 2011. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

Concentrations and Economic Vulnerability
Concentrations and economic vulnerability include reliance on related parties. For the nine months ended September 30, 2011, $5,500 was of revenue was realized from a related party;  no third-party revenue was realized.  For the nine months ended September 30, 2012, the Company has realized $23,334 in engineering consulting fees through its subsidiary, Western States Engineering, Inc.

During the first half of 2012, the Company negotiated additional financing (refer to Note H – Convertible Note Payable) and as a result, the entirety of the Company’s tangible property, currently owned or acquired hereafter, is collateral for the ISLV Partners (See LLC note referred to in Note H).

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At September 30, 2012, trade receivables were $11,667 and at December 31, 2011, there were no trade receivables.  Related party receivables were $0 and $299, respectively for the same time periods. No allowance for uncollectible accounts was established, as management deemed the accounts as fully collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale
2)	held to maturity
3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of ”significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At September 30, 2012 and December 31, 2011, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method.  At September 30, 2012 and December 31, 2011, the value of the Company’s investments in Continental Mining & Smelting Limited was considered impaired.  See Note F.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage.  At September 30, 2012, and December 31, 2011, all mineral interests were in the exploration stage.  The Company does not have any proven and probable reserves at this time.

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

Equipment	5 years

Office furniture and equipment	5 years

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of September 30, 2012, there was $5,900 in accumulated depreciation and no amortization has taken place on any of the mineral interests, as the Company is in the exploration stage.

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

Assets impaired to-date are comprised of 6,000,000 shares of common stock held in Continental Mining and Smelting, Limited (a Canadian company).  For the nine months ended September 30, 2012, there was no impairment on any of the Company’s long-lived assets.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Reclamation and Remediation Costs (Asset Retirement Obligations)
The Company has adopted ASC 410-20 - Asset Retirement Obligation that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of September 30, 2012, the Company did not have any environmental or reclamation obligations, other than a small area where the Company will be doing some exploratory drilling.  The Bureau of Land Management required the Company to post a bond, which has been so posted.

Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) attributable to the common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. Additionally, a private placement transacted in 2011 and convertible notes transacted during the first and second quarter of 2012, that involve options and warrants, do not have a dilutive effect on the earnings per share reflected on the Statement of Income for the nine months ended September 30, 2012.   As of September 30, 2012 and December 31, 2011, no options or warrants had been exercised.

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

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On September 30, 2012 and September 30, 2011, the Company did not have any material items of comprehensive income.

Derivative Instruments
The Company revalues derivative liabilities as of each balance sheet date, and otherwise complies with the provisions of ASC 815-10.  There are no derivative liabilities at September 30, 2012 or December 31, 2011.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Company adopted a stock option plan on November 1, 2010, which is accounted for pursuant to ASC 718.  As of September 30, 2012, no options have been exercised.

Note C – Prepaid Expense

At September 30, 2012, prepaid expenses reflect prepayments on three mineral leases, which are all treated as operating leases, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Mining Properties.  At September 30, 2012 and December 31, 2011, prepaid expenses were comprised of the following:

	September 30, 2012	December 31, 2011

Prepaid Rent - Related Party	$10,280	$0

Prepaid Lease - Prince Mine	$4,932	$42,465
Prepaid Lease - New Butte	4,356	0
Prepaid Lease - Continental Public Land Trust	11,233	0
Prepaid Assaying, Drilling & Metallurgical Work	135,000	0
Prepaid Insurance	61,729	1,240
Prepaid – Other	114	57
	$217,364	$43,762

Total Prepaid Expense	$227,644	$43,762

Note D – Mining Properties

The Company’s mining interests, include property acquired by staking, purchasing and leasing mining claims located in the states of California, Nevada and Montana as follows:

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

Chattel Property - Silver Bow County Montana
On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for 1,022 acres of land and mineral rights, located in Silver Bow County, Montana at a purchase price of $1,500,000.  Close of escrow occurred on August 7, 2012.  The terms of the purchase agreement are disclosed in Note I – Contract Payable.

Prince Mine Lease – Lincoln County , Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore.   Former production is not any indication that there are proven and probable reserves.

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

Lease expense on the Prince Mine since inception of the lease on November 6, 2010 through September 30, 2012 is $ 95,068.  For the nine months ended September 30, 2012 lease expense was $37,534.

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

New Butte Lease – Silver Bow County, Montana
On December 1, 2011, the Company entered into a mineral lease agreement with FL Leasing, LLC (“lessor”), now known as New Butte Leasing, LLC, to examine the mineral potential of the Silver Bow/Butte Area located in Silver Bow County, Montana.

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

Additionally, the Company agrees to pay the “lessor” a Net Smelter Returns Royalty of three percent (3%) on production of gold, silver and various other metals.

Lease expense on the New Butte property since inception of the lease on December 1, 2011 through September 30, 2012 was $10,644.

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

Lease expense on the Continental Public Land Trust since inception of the lease on April 23, 2012 through September 30, 2012 was $11,233.

Note E – Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

Land	$1,552,900
Equipment	3,357
Furniture and Fixtures	3,502
Computer Equipment	3,129
$1,562,888
Accumulated Depreciation	(5,900)
$1,556,988

On January 30, 2012, the Company purchased land located in Butte, Montana known as “Magna Charta”, which it intends to explore for mineral content.  The contract sales price was $47,500.  On April 27, 2012, the Company executed a purchase agreement with Chattel, LLC for 1,022 acres of land and mineral interests at a total cost of $1,505,400 in Silver Bow County, Montana.  Close of escrow occurred on August 7, 2012.  Terms of the purchase agreement are disclosed in Note I – Contract Payable.

Depreciation expense for the nine months ended September 30, 2012 was $284 and for the twelve months ended December 31, 2011 depreciation was $72.

Note F – Investments

Current Assets
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”), a Canadian company. At December 31, 2012, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001.

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

The Company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2011 and September 30, 2012, there is no measurable value in the common stock of Continental Mining and Smelting Limited.  Continental Mining and Smelting Limited has been trying to obtain financing in order to enter the development stage of their mining operations, but has been unsuccessful thus far.

At December 31, 2011, the Company’s share of losses for the year then ended were $135,960. For the nine months ended September 30, 2012, the Company’s proportional share of Continental’s losses were $64,654 and for cumulative losses, inception to–date of $224,067. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At September 30, 2012, the Company held the following securities:

	No of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

Other Assets –Long-Term
On March 27, 2012, the Company, executed a contract with Aurum, LLC (“Aurum”), a Colorado limited liability company, to form a joint venture with the Company for the purpose of conducting the evaluation, remediation, reclamation and processing of the Caselton Tailings owned by “Aurum”.  Pursuant to the agreement, “Aurum” and the Company will each have a 50% interest.  As consideration, the Company will undertake to arrange all capital funding required and provide custom processing availability for the tailings material owned by “Aurum”.

The Company is obligated to make an initial cash capital contribution of $50,000 and sequential funding of an additional $50,000 to $100,000 to be used to complete a Phase 1 site investigation.

As of September 30, 2012, the Company had reimbursed Aurum, LLC $130,000 for holding costs on property associated with a joint venture between the Company and Aurum, LLC.  These funds are recognized as a deposit towards the investment in the joint venture with Aurum, LLC.  Pursuant to the joint venture agreement, these costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.

Note G – Note Payable

On April 21, 2011 the Company issued a promissory note in the amount of $100,000 to the Atkinson Trust, payable in ten equal monthly installments of $10,000, interest only.  The note was issued as a condition of purchasing the assets of Pan American Zinc Company, with close of escrow to occur on February 23, 2012. At December 31, 2011, the Company rescinded the contemplated purchase and relinquished its rights to the property. The seller agreed to take back the property in exchange for forgiving all related liability created in the sale except for $30,000, the net present value of the remaining note balance at December 31, 2011.  On June 14, 2012, the Company paid the remaining balance owed on the note.

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

Notes payable as of September 30, 2012 and December 31, 2011, respectively, are shown below:

	At September 31, 2012	At December 31, 2011

Promissory note – Atkinson Trust	$0	$30,000
	$0	$30,000
Less: Discount on note	0	(2,663)

Net Carrying Basis	$0	$27,337

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

Lender’s Option on Certain Projects
If additional financing is completed, the Lenders or their designees have a three-year (3) option to acquire a 20% interest in each of the Company’s Projects located in the Pioche Mining District in Nevada at a price equal to approximately the fair market value for each respective Project.

Convertible Note Purchase Agreement – Additional Financing
On May 17, 2012 and May 25, 2012, loans in the amount of $130,000 and $1,870,000, respectively, were procured by the Company pursuant to the first amendment to the convertible note purchase agreement.

Terms and conditions are identical to the initial financing, which are disclosed above.  On May 25, 2012, 10,000,000 warrants were issued to ISLV Partners, LLC on the additional financing. The warrants entitle the holder to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share.  The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible.

 Convertible notes payable as of September 30, 2012 and December 31, 2011, respectively, are shown below:

	September 30, 2012	December 31, 2011
Convertible Notes Payable – ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$0
Issued May 17, 2012	$130,000	$0
Issued May 25, 2012	$1,870,000	$0
Total	$2,600,000	$0
Discount on Notes Payable	(501,712)	$0
Net Carrying Value	$2,098,288	$0

Outstanding convertible instrument
An optional conversion feature was included in the convertible term notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock.  At September 30, 2012, the convertible note instruments had no beneficial conversion feature, thus a discount on the notes themselves, was not recognized, but the “detachable” warrants issued in conjunction with this financing, were assigned a fair value due to their beneficial conversion feature on a “fully-converted” basis.  In addition, an “intrinsic value” was also assigned on the warrants, pursuant to generally accepted accounting principles, as governed by ASC 470-20-55-12.

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

Warrants
On February 6, 2012, the Company, in conjunction with the issuance of the $600,000 convertible note, issued a total of 3,000,000 “detachable” warrants to ISLV Partners, LLC for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share.  The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible.  The beneficial conversion option was derived as follows:

		(Allocation)
	Allocation	Relative
Convertible Note – Issued on February 6, 2012	of Proceeds	Value

Face Value of Convertible Note	$600,000
No. of Common Shares	3,000,000
Current Market Value
Market Share price at Feb. 6, 2012	$0.200
Market Value of Stock, if converted	$600,000		$533,333

Fair Value - Warrants - At Time of Issuance - Feb 6, 2012
No. of Warrants Issued	3,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.025
Fair Value of Warrants	$75,000		$66,667

Total/Relative Value	$675,000		$600,000

Beneficial Conversion Option Calculation
Relative Note Value			$533,333

Face value of Note			$600,000

Market price of stock			$0.200000
Intrinsic Conversion price/share			$0.177778
Difference in price/share			$0.022222
Number of shares convertible		x	3,000,000
Beneficial Conversion Option for fully converted note			$66,667

On May 25, 2012, the Company, in conjunction with the issuance of the two additional convertible notes in the amount of $130,000 and $1,870,000, issued a total of 10,000,000 additional “detachable” warrants to ISLV Partners, LLC for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share.  The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible.  The beneficial conversion option was derived as follows:

	Allocation	Relative
Convertible Notes – Issued on May 17 and May 25, 2012	of Proceeds	Value

Face Value of Convertible Notes	$2,000,000
No. of Common Shares	10,000,000
Current Market Value
Market Share price at May 25, 2012	$0.200
Market Value of Stock, if converted	$2,000,000		$1,777,778

Fair Value - Warrants - At Time of Issuance – May 25, 2012
No. of Warrants Issued	10,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.0250
Fair Value of Warrants	$250,000		$222,222

Total/Relative Value	$2,250,000		$2,000,000

Beneficial Conversion Option Calculation
Relative Note Value			$1,777,778

Face value of Note			$2,000,000

Market value of stock			$0.200000
Intrinsic conversion price/share			$0.177778
Difference in price/share			$0.022222
Number of shares convertible		x	10,000,000
Beneficial Conversion Option for fully converted note			$222,222

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

Note I – Contract Payable

On April 27, 2012, the Company entered into an agreement with Chattel, LLC, a Montana limited liability company, for the purchase of certain real property located in Silver Bow County, Montana.  Close of escrow occurred on August, 2012.  The total contract price was $1,500,000, with an earnest deposit of $50,000 placed prior to close of escrow.   The balance of $1,450,000 is being carried as a Contract for Deed, with terms requiring interest on the unpaid balance at a rate of four (4%) percent per annum.  Payment terms are 1) $50,000 at close of escrow, plus accrued interest, 2) $50,000, plus accrued interest, due on the first and second anniversary date of the date of closing and 3) the balance due, including accrued interest, on the third anniversary date of the date of closing.  In case of default, seller’s sole recourse shall be to reclaim all rights under the contract and buyer shall be liable for all payments in arrears, including interest.

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

At September 30, 2012, the Company recorded a deferred tax benefit of $1,050,268 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company be unable to avail itself of that tax benefit. The deferred tax asset is based on prevailing IRS graduated tax tables, which average 33% at September 30, 2012 and December 31, 2011.

Net deferred tax assets consist of the following components:

	September 30,	December 31,
	2012	2011

Deferred Tax Asset	$1,050,268	$203,503
Valuation Account	(1,050,268)	(203,503)
Net Deferred Tax Asset	$0	$0

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

On August 28, 2012, the Company, the Company issued 271,452 shares of common stock at $0.20 per share in exchange for an outstanding debt owed to a shareholder/officer.

At September 30, 2012, the Company had authorized 500,000,000 shares of common stock, 37,052,280 shares had been issued and are outstanding.

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

Options outstanding as of September 30, 2012 are as follows:

	No. of shares	Weighted Average Exercise Price	Contractual Life Remaining

Outstanding – January 1, 2012	3,300,000	$0.20	3.8 years
Granted	0	-
Exercised	0	-
Forfeited	0	-
Outstanding – September 30, 2012	3,300,000	$0.20	3.1 years

Warrants
To date, the Board of Directors has approved the issuance of 21,510,450 warrants resulting from a private placement for $2,000,000 in financing in year 2011 and on convertible notes issued for $2,600,000 during the first six months of 2012. These warrants are exercisable at prices ranging from $0.20 to $0.40 per share, vesting over a period of 36 months, and expire at various times through May 25, 2015.

During the quarter ended June 30, 2011, as a component of the 8,238,998 “units” the Company sold in private placements, 8,238,998 Class A common stock warrants, each granting the holder the right to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expires in three years.

On February 6, 2012, the Company negotiated a convertible note agreement, whereby the lender was issued 3,000,000 warrants, with an expiry date of February 6, 2015, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the initial note is convertible. (Refer to Note H - Convertible Note Payable).

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

On August 28, 2012, the Company issued Harold R. Shipes, its Chief Executive Officer and Director, 271,452 shares of common stock in exchange for debt, plus 217,452 warrants, exercisable at $0.40 per share for a number of shares equal to the number of shares issued.  These warrants expire on August 28, 2015.  At September 30, 2012, none had yet been exercised.

A summary of warrant activity for year 2012 and year 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding, January 1, 2010	0		0
Granted	8,238,998	$0.20	8,238,998	$0.20
Exercised	0		0
Outstanding, December 31, 2011	8,238,998	$0.20	8,238,998	$0.20
Granted	3,000,000	$0.40	3,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2012	11,238,998	$0.32	11,238,998	$0.32
Granted	10,000,000	$0.40	10,000,000	$0.40
Exercised	0		0
Outstanding, June 30, 2012	21,238,998	$0.32	21,238,998	$0.32
Granted	271,452	$0.40	271,452	$0.40
Exercised	0		0
Outstanding, September 30, 2012	21,510,450	$0.32	21,510,450	$0.32

At September 30, 2012, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Range of Warrant Exercise	Warrants Outstanding		Warrants Exercisable
	Number of Warrants	Weighted-Average Exercise Price	Number of Warrants	Weighted-Average Exercise Price

$0.20	7,699,998	$0.20	7,699,998	$0.20
$0.20	539,000	$0.20	539,000	$0.20
$0.40	3,000,000	$0.40	3,000,000	$0.40
$0.40	10,000,000	$0.40	10,000,000	$0.40
$0.40	271,452	$0.40	271,452	$0.40
	21,510,450		21,510,450

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

	September 30,	December 31,
	2012	2011
Due From Related Parties
Atlas Precious Metals, Inc.	$0	$236
Arimetco International, Inc.	0	36
Total	$0	$299
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$995	$15,443
Clinton W. Walker – Director	4,167	0
H. Eugene Dunham – Director	4,167	0
John P. Kennedy – Director	4,792	0
Michael Harrington – Director	4,781	0
Russel D. Alley – Director	4,167	0
Danielle Lang	276	0
Atlas Precious Metals, Inc.	0	10,123
Total	$23,345	$25,566

Related party transactions have occurred with the following related party entities:

At December 31, 2011, owed $25,566 to related parties.  The Company rents (subleases) its administrative offices in Tucson, Arizona from Atlas Precious Metals Inc., an affiliate, and is provided telephone service as well. At September 30, 2012, all rents are current and on December 31, 2011, a total of $10,123 was outstanding.

Arimetco International, Inc. and Atlas Precious Metals Inc. utilize periodic courier services paid by the Company and reimburses the Company.  At September 30, 2012, there was no outstanding balance due from either of these two affiliated companies.  On December 31, 2011, the affiliated companies had an outstanding balance due the Company of $299.

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, does extensive travel related to the Company’s holdings or prospective holdings, reimbursable by the Company.   At September 30, 2012 and December, 31, 2011, Mr. Shipes was owed $995 and $15,443, respectively.

Commencing with the month of September, 2012, the Company approved compensation to its Board of Directors of $50,000 each annually.  At September 30, 2012, the Company owed its directors $20,835 in director’s fees and $1,239 in reimbursable travel expenses.

On August 28, 2012, the Company, issued 271,452 shares of the Company’s common stock in settlement of an outstanding debt, in the amount of $54,290, owed to Harold R. Shipes, its Chief Executive Officer and Director, based on a per share price of $0.20.  In addition, Mr. Shipes was issued 271,452 warrants.  These warrants were issued under the same basis and terms given to ISLV Partners, LLC. for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share.  The number of such warrants issued equals the number of shares issued to Mr. Shipes.

Note M – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through September 30, 2012 are $862,253. Exploration costs incurred for the nine months ended September 30, 2012 are $397,869.

Note N – Reclassification

Subsequent to filing the annual 10-K report for the year ended December 31, 2011, a reclassification of $10,000 was made from Accounts Payable –Trade to Note Payable to reflect the proper nature of the liability on the Balance Sheet as of December 31, 2011.

Note O – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the condensed financial statements and discloses the following events that transpired subsequent to September 30, 2012 up through the issuance date:

On  October 29, 2012, prior to the issuance of our quarterly filing of the 10-Q report for the third quarter ended September 30, 2012, the Company executed an option to purchase the assets of Pan American Zinc, a Nevada corporation.  The terms of the option required an option payment of $35,000, which has been paid, with the option period effective from October 29, 2012 and terminating on July 31, 2013, unless extended by either party to the contract.  The total purchase price shall be $5,000,000, payable in four (4) annual installments of $500,000, starting with the closing date of August 15, 2013 and extending for the next three anniversary dates and three (3) annual installments of $1,000,000, thereafter for the next three anniversary dates.

The Company may elect to pay an accelerated discounted purchase payment of three million ($3,000,000) dollars at any time after the closing and prior to the first anniversary.  The election of the accelerated discounted purchase payment shall make the total purchase price three million five hundred thousand ($3,500,000) dollars.

On November 5, 2012, the Board of Directors passed a resolution whereby the directors of the Company were granted 400,000 stock options, 150,000, which are fully vested, and 250,000, which vest on September 15, 2013. The exercise price of $0.34 per share was based on the Company’s average closing share price for the last 30 days.

On November, 10, 2012, the Company, as the “Lessor”, entered into a mineral lease agreement with Calico Exploration, LLC, a Delaware limited liability company (“Calico”), which provides for the Company’s lease of certain claims located in San Bernadino County, California. The lease provides for a 10 year term with Calico’s option to continue the lease for up to a maximum of 75 years. Calico is required to make a $100,00 down payment to the Company, which Calico has already paid. Calico is also required to pay the Company annual lease payments of $50,000 and a net smelter return production royalty of two percent (2%) on a quarterly basis. Prior to the payment of any net smelter return, the Company has a pre-emptive right and the first right of refusal to participate in up to forty (40) percent of the claims plus an area of influence of two thousand (2,000) feet in any direction of the outside boundaries.

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

Results of Operations

Operating Performance for the three months ended September 30, 2012 (the “September 2012 Quarter”) as compared to the three months ended September 30, 2011 (the “September 2011 Quarter”) was as follows:

For the September 2012 Quarter, we recorded a net loss of $909,378, as compared to a net loss of $575,870 for the September 2011 Quarter or an increase in net loss of $333,508. The primary reason for the substantial net loss increase resulted from the increased exploration activities due to the acquisition of the Prince Mine and New Butte properties in Nevada and Montana. Consulting and exploration work increased substantially during the September 2012 Quarter over the September 2011 Quarter.

During the September 2012 Quarter, $23,334 in revenue from engineering services were realized.  No revenues were realized during the September 2011 Quarter.

Operating expenses reflected during the September 2012 Quarter were $727,057, an increase of $308,992 or 74% as compared to operating expenses of $418,065 for the September 2011 Quarter.  Most of the increase resulted from exploration activities on the two properties located in the Pioche Mining District in Lincoln County, Nevada and the New Butte Mining District in Silver Bow County, Montana, which were recently acquired.

Other Income/(Expense) during the September 2012 Quarter was $205,655, a net increase of $47,850, as compared to the September 2011 Quarter of $157,805.  The net difference is due primary to amortization of two distinct notes negotiated, one negotiated during the September 2012 Quarter and the other during the September 2011 Quarter.  The amortization of the note payable to Pan American, Inc. and accretion expense on a reclamation liability incurred during the  September 2011 Quarter amounted to $157,805 versus the amortization of the ISLV Partners, Inc convertible notes executed during the first and second quarters of 2012 which amounted to $110,647.  In addition the Company incurred an additional financing cost of $95,008 on the issuance of 271,482 shares of common stock at a discounted price in settlement of outstanding debt.

Operating Performance for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was as follows:

For the nine months ended September 30, 2012, we recorded a net loss of $1,864,636, as compared to a net loss of $2,606,304 for the nine months ended September 30, 2011 or a decrease in net loss of $741,668.  The decrease in net loss is primarily attributed to an impairment loss on Goodwill taken in 2011 in the amount of $1,564,900.  Excluding the impairment loss recognized in 2011, actual losses incurred during the first nine months of this year are higher than for the nine months ended September 30, 2012 by $823,232, due to the acquisition of the Prince Mine and New Butte properties in Nevada and Montana, administrative costs, planning, legal expenses and exploration activities increased substantially during the nine months ended September 30, 2012 over the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we have realized $23,334 in revenues from engineering services provided by one of our subsidiaries.  Revenues of $5,500 were realized from a related company during the nine months ended September 30, 2011.  To-date no revenues have been realized from any of our properties, as we are still in the exploration stage.

Operating expenses reflected during the nine months ended September 30, 2012 were $1,532,972, an increase of $759,123 as compared to operating expenses of $773,849 for the nine months ended September 30, 2011.  Most of the increase resulted from exploration costs, administrative expenses, salaries, and legal fees as a result of the Company obtaining financing to commence plans for exploratory work on the two properties located in the Pioche Mining District in Lincoln County, Nevada and the New Butte Mining District in Silver Bow County, Montana recently acquired and exploration work underway on other mining leased property.

Other Income/(Expense) during the nine months ended September 30, 2012 was $354,998, a net decrease of $1,482,957, as compared to $1,837,955 incurred during the nine months ended September 30, 2011, due to the impairment loss on Goodwill resulting from the recognition of the Pan American business acquisition, which was subsequently rescinded in December, 2011.  Amortization on discount of notes payable and interest expense for the nine months ended September 30, 2012 of $354,998 reflects an increase of $93,636 over the interest expense of $261,362 for nine months ended September 30, 2011.  During the nine months ended September 30, 2012, three convertible notes were issued to ISLV Partners, LLC bringing the total financing to $2,600,000.  The nine months ended September 30, 2011 reflects interest expense related to the notes issued for bridge financing by Tintic Standard Gold Mines, whose debt was settled during that same period and amortization on discount of the note issued to Pan American, Inc. on a property acquisition later rescinded in the latter part of 2011. In addition, the Company incurred an additional financing cost of $95,008 on the issuance of 271,482 shares of common stock at a discounted price in settlement of outstanding debt.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the nine months ended September 30, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than for engineering services, and our net losses from inception as a development stage company, which total $4,318,776 and the uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

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

Cash and Cash Flows

Cash on hand at September 30, 2012 was $684,550 as compared to $1,913 at December 31, 2011.  The increase in cash of $682,637 was due primarily from proceeds realized from the issuance of $2,600,000 in convertible notes , less operating expenditures up through September 30, 2012.

Net cash flows from operating activities were ($1,690,693) for the nine months ended September 30, 2012, compared to ($682,586) for the nine months ended September 30, 2011, a net decrease in cash flows of $1,008,107 over the nine months ended September 30, 2011. Negative cash flows from Operating Activities for the nine months ended September 30, 2012 reflect higher exploration costs and general administrative expenses in the areas of administrative salaries, legal fees, rent, director expenses and mineral leases due to procurement of financing and the commencement of planning exploratory and development work on the Prince mine property in Nevada and the Butte properties in Montana recently acquired.  During the nine months ended September 30, 2011, there were minimal exploration activities.

Investment activities during the nine months ended September 30, 2012 included the purchase of mineral land in Butte, Montana for $1,552,900, an investment of $130,000 in a newly-formed joint venture with Aurum, LLC, a reclamation bond of $14,406, as required by the Bureau of Land Management, where the Company proposes to conduct exploratory drilling and the purchase of surveying equipment of $3,654 for a total of $1,700,960 in capital expenditures.  There were minimal investing activities ($790) during the nine months ended September 30, 2011.

Financing activities undertaken during the nine months ended September 30, 2012 included the issuance of three convertible notes to ISLV Partners, LLC totaling $2,600,000, contract payable for $1,450,000 on the purchase of the Chattel property in Butte, Montana, net proceeds of $54,290 from stock issuance (stock issuance for debt repayment) less $30,000 in note payments due Lawrence Atkinson, for a net total of $4,074,290 from financing activities.  In comparison, for the nine months ended September 30, 2011, we generated cash proceeds of $1,155,000 less issuance costs of $139,724 on a private placement of our common stock.  Additionally, there were note installment payments to Lawrence Atkinson of $50,000, bringing the net of investing activities for the nine months ended September 30, 2011 to $965,276.   The difference in investing activities of $3,109,014 represents an increase of 322% over the nine months ended September 30, 2011.

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

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have purchased the following properties and engaged in the exploration activities and incurred the following exploration costs since inception:

Capitalized Acquisitions

A) Purchase of the Tecoma Mine – Year 2007	$90,000

B) Sale of Tecoma Mine – Year 2008	(90,000)

C) Purchase of Magna Charta property – Silver Bow County, Montana	47,500

D) Purchase of Chattel property – Silver Bow County, Montana	1,505,400
Total Acquisitions	$1,552,900

Exploration Costs:

A) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company- exploration abandoned
1) El Cumbro property	$14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

B) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

C) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	47,099

D) Pioche Mining District – Lincoln County, Nevada
1) Prince Mine lease	396,051

2) Caselton Tailings	83,455

3) Caselton Mine	5,874

E) Silver Bow County, Montana
1) New Butte Property lease	44,132

2) Continental Public Land Trust	8,767

3) Silver Bar (Option) - abandoned	3,000

4) Butte Properties - General	41,109

F) Other Exploration Sites (evaluation)

1) Anaconda	7,500

2) Oro Blanco	8,840

4) SE Arizona Silver	4,829

5) Mohave Gold	1,050

6) Zonia Mine	6,650

e) General Administrative Costs	24,312

Total Exploration Costs	$862,253

These direct exploration costs account for approximately 21% of the total operating expenditures of $4,138,694, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

Uncertainties and Trends

Our operations, potential funding, and potential revenues are dependent now, and in the future, upon the following factors:

-  Price volatility in worldwide commodity prices, including silver, gold, and other minerals, which is  affected by: (a) sale or purchase of silver by central banks and financial institutions; (b) interest rates; (c) currency exchange rates; (d) inflation or deflation; (e) speculation; and (f) fluctuating prices in worldwide and local commodities for petroleum-related products, chemicals, and solvents;

- Global and regional supply and demand of silver, gold, and other minerals, including investment, industrial and jewelry demand;

- Political and economic conditions of major silver, gold or other mineral-producing countries;

- Threatened changes to the U.S. Mining Law that may cause increasing federal land royalties, or other unanticipated consequences and related increased costs of conduct in mining operations in the United States; and

- Global economic conditions may affect pricing and availability of materials and supplies.

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

Changes in Accounting Policies

The significant accounting policies outlined within our Condensed Consolidated Financial Statements for the nine months ended September 30, 2012 have been applied consistently with the year ended December 31, 2011.

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

The Company’s Plan of Operations and related 2012 budget for $4,090,000 is contingent upon the Company obtaining adequate financing.

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

Our ability to complete the activities described under “Plan of Operations” require significant funding. We presently have received  a portion of the funding and expect to receive the balance of the funding sometime in the third quarter, but we cannot assure you that we will be able to obtain full funding or that the terms on which additional funding may be available will be acceptable. To the extent that we are able to secure funding for a portion of our needs, we will have to allocate such funding among the projects, and we may be unable to complete components of these projects. If we are able to obtain only limited funding, it may result in significant dilution to our shareholders. Further, our use of proceeds may be determined by the investors based on their priorities, which may be different from our priorities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of September 30, 2012 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending September 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against our directors or us.

ITEM 1A - RISK FACTORS

Risk Factors

ITEM 1A.  RISK FACTORS.

As a smaller reporting Company, we are not required to provide risk factors; however, please consult our Form 10-K to review risk factors.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2012, we issued 271,452 shares of our restricted common stock to a shareholder/officer to extinguish $54,290 we owed the shareholder/officer for outstanding salaries due him.  We have not issued any shares of our common stock subsequent to September 30, 2012, up to the filing of this 10-Q report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

We are an exploration stage company and we have no mines, operational or otherwise, or products from mines which enter commerce. Additionally, we have not been subject to any violations, notices, or orders specified in the Mine Safety and Health Act of 1977.

ITEM 5 - OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

Dated: November 12. 2012	By:	/s/ Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	November 12, 2012
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/ John A. McKinney	Chief Financial Officer	November 12, 2012
John A. McKinney	Executive Vice President
(Principal Financial Officer)

Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.