Form 10-K
period 2012-12-31
INTERNATIONAL SILVER INC
filed 2013-04-01
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2012 the aggregate market value of the voting stock held by non-affiliates of the registrant ("aggregate market value") was approximately $3,102,510.

Issuer's revenues for its most recent fiscal year: $249,744. The number of shares of the registrant's $.0001 par value common stock outstanding as of March 28, 2013 was 37,052,280.

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

Our primary rights and properties are the 1) Calico Silver Project, an exploration project , located in the Calico Mining District of San Bernardino County, California and held by unpatented Federal lode mining claims owned by the company; 2) a Lease/ Option to acquire and explore the Prince Mine; 3) a block of 495 acres of unpatented Federal lode mining claims adjacent to the Prince Mine and 450 acres of unpatented Federal lode claims adjacent to the Caselton Mine, both claim blocks owned directly by us, located in the Pioche Mining District of Lincoln County, Nevada; and 4) Butte Silver Mining Project, located in the Butte Mining District of Silver Bow County, Montana consisting of approximately 380 acres of surface rights and 1,000 acres of mineral rights.

We generated total revenues of $249,744 in 2012 from a mineral lease agreement and engineering/mining related consulting services. Our engineering related revenues and mineral lease income are insufficient to maintain our exploration efforts; accordingly, we are dependent upon procuring third-party funding to continue our focus on exploration and development activities.

We have relied upon funds raised from the sale of our common stock funds from private placements and limited engineering services to cover our operating costs and expenses. After December, 31, 2012, management executed a convertible note agreement for $2.2 million and is pursuing additional funding for expand its exploration activities at the Prince Mine in Nevada and Butte properties in Montana and for general corporate activities. Our independent accountant has issued an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Employees
At our Administrative Offices in Tucson, Arizona, we currently have seven employees: (1) Mr. Harold R. Shipes, President and Chief Executive Officer; (2) Mr. John A. McKinney, Executive Vice President/Chief Financial Officer; (3) Mr. Matthew J. Lang, Vice President of Administration/Corporate Secretary; (4) Mr. Daniel Dominguez, Corporate Controller; (5) Mrs. Eileen Shipes, Office Manager; (6) Ms. Danielle Lang, Staff Accountant and (7) Mr. Alexander Makaron, Engineer.

On January 1, 2013, we established an engineering/exploration office in Butte, Montana.  We hired two new employees: (1) Robin McCulloch, Manager of Operations; and (2) Jill Sotendahl, a geologist.

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

Dependence on One or a Few Major Customers
We do not expect to become dependent upon a few major customers or companies, since we will attempt to sell metals and concentrates directly to smelters and metals trading companies.

Dependence on Third Party Contractors Not Yet Hired or Equipment Sellers Not Yet Contracted With
We will depend on outside contractors for the following:

•	Exploration equipment rentals from companies in Barstow, California, Cedar City, Utah, Ely, Las Vegas, Nevada and Butte, Montana;
•
Sample preparation and assay services from Skyline Assayers and Laboratories in Tucson, Arizona and American Analytical laboratories a certified and registered laboratory with offices in Sparks and Elko Nevada;

•	Purchase of bulldozers, excavators, and grading equipment through equipment companies such as the Caterpillar dealer and use equipment dealer;
•	Smelting, refining and purchasing of product through Glencore, Trafigura, Gerald Metals, and Penoles;
•	Transportation through SP or UP Railways and local truck haulage companies in the United States;
•
Diesel fuel and gasoline for the generation of electricity and fueling of equipment, which we will purchase from commercial suppliers in Barstow, California, Cedar City, Utah, Ely and Las Vegas, Nevada;

•	Tires to be purchased from Goodyear or Michelin;
•	Equipment, parts and service to be furnished by local suppliers;
•	Flotation reagents, that are used for separating valuable minerals from their gangue rock, which will be purchased from Dow Chemicals or other suppliers;
•	Consumables to be furnished by local suppliers; and
•	Grinding media that is used for milling of mined products to enable flotation recovery of valuable minerals, to be purchased from Nucor Steel or other commercial foundries.

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

California Property
The following approvals will be required from the following government agencies relative to our Calico Silver property prior to advanced exploration such as drilling:

●	California Department of Wildlife Management.
●	Bureau of Land Management as disclosed in Plan of Operation, which provides for advanced exploration activities on Federal land held by unpatented mining claims.

Nevada Properties
The following approvals will be required from the following government agencies depending on the level of activity relative to our Pioche properties:

●	Water Quality Division of the Nevada Department of Environmental Protection, which requires approval for commercial processing of ore and or de-watering of mines for exploration.
●	Air Quality Division of the Nevada Department of Environmental Protection, which is required prior to commercial ore processing operations or construction of related facilities.
●	Explosives Permit from the Federal Bureau of Alcohol, Tobacco and Firearms required prior to mine operation or other blasting activity.
●	Bureau of Land Management – If advanced exploration or mining activities are to be conducted on federal managed land held by unpatented mining claims, Bureau of Land Management approval is required.
• Nevada Division of Water Resources approval for drilling exploration wells.
• Federal Mine Safety and Health Administration requires us to provide notice of renewal of underground mining for inspection scheduling.

Montana Properties
●
Since the planned program for the two Montana properties consists of evaluation and exploration on a private mineral estate, we will be required to file a permit application  with the Montana Department of Environmental Liability. If underground mine exploration is necessary, notification with follow-up inspections will be conducted by the U.S. Mine Safety & Health Administration.

Costs and Effect of Compliance with Federal, State and Local Environmental Laws

Effect of Existing of Probable Governmental Regulations on our Business

Cost of Permits
We have budgeted $140,000 for initial permit related work, to be completed by our Consulting Geologist and other contract services.

Research and Development Expenditures/Last Three Years:
We have not engaged in any research and development or assumed any such expenses over the past three years, nor do we anticipate any such expenditure in the future. The processing technologies we will use for the recovery of metals are the standard technology used by the mining industry around the world.

Disclosure Regarding Forward-Looking Statements And Risk Factors
Forward-Looking Statements.

This Annual Report on Form 10-K includes "forward-looking statements", All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

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
As of December 31, 2012, we have an accumulated deficit of $5,181,600. We are an exploration stage enterprise and have generated nominal revenue during our exploration stage. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain the entire $4.2 million of financing, we will be unable to pursue our business plan and operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock. Further, if we raise funds through the sale of our equity securities, our shareholders will suffer significant dilution.

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

Mining operations inherently imply certain risk of which investors should be aware, as follows:

●
World-wide economic cycles influence prices of base and precious metals. As economies recede, demand for these commodities may decline, which may negatively impact the supply and demand ratio, causing prices to respond accordingly. The cash flow generated by mining activities is dependent on price levels of the metals produced. Future world-wide economic cycles may cause prices to vary outside assumed parameters in cash flow models, which_ include certain price assumptions.

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

●	The regularity of cash flow is dependent upon a regular sales program, which has not been finalized by us.
●	Smelting costs fluctuate over time.
●	Transportation of concentrates and final metals produced to the market is subject to weather interruption.
●	The start date of mining operations may be impacted by delays in the various permits required by government agencies.

We have a limited operating history on which to base an evaluation of our business and prospects.
Although we were incorporated in 1992 and continue to perform engineering services and acquired the Calico Silver Project in 2007 and gained control of the mining leases in Nevada and Montana in 2010 and 2012, respectively, we are still in the exploratory stage due to our change in business plans and have little operating history and have incurred losses during the exploratory period. We have never had any revenues from exploration or mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties will be found to contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future, which will require us to raise funds to cover our ongoing costs. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful in implementing our current business plan and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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
Our business depends upon the continued involvement of our officers, directors, and Consulting Geologist, each of whom have mining experience from 15 to 40 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

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

We carry only limited property and casualty insurance, which may expose us to liabilities that will negatively affect our financial condition.
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
Both mineral exploration and extraction require permits from various federal, state, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

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

There is a limited market for our common stock, which may make it more difficult to dispose of your stock.
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
The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry limited directors and officer’s liability insurance. Directors and officers liability insurance is expensive and difficult to obtain. If we are unable to provide directors and officers liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

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

Item 2. Properties

Our Corporate Offices
Tucson, Arizona

Our corporate offices, which are located at 5210 E. Williams Circle, Suite 700, Tucson, Arizona 85711, are leased from an affiliate, Atlas Precious Metals, Inc. (“APMI”).  APMI has a five-year lease with WC Partners, a Los Angeles, California-based company, which expires on September 30, 2013. We pay Atlas Precious Metals Inc. $10,280 per month for our space at this location. Our space is adequate for our purposes.

Exploration Properties and Claims
We may explore for various metals, including gold, silver, copper, lead, manganese, zinc, barite; however, our initial primary activities will focus on the exploration of silver. Our exploration rights were obtained through outright property acquisition, staking of federal mining claims on lands managed by the U.S. Bureau of Land Management, purchase options of privately held surface and mineral rights, purchase of unpatented claims on Bureau of Land Management managed federal lands and through exploration leases. These rights are held by us without underlying royalty interests. Our properties are located in San Bernardino County, California, the Pioche mining district of Lincoln County, Nevada and Butte, Montana. These properties and the land tenure are further discussed in later sections as:

·	The Prince Mine
·	Montana Properties
·	The Calico Silver Project

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

The Pioche Mining District, Lincoln County, Nevada

Introduction:
Our principal area of interest is the Pioche District of Lincoln County, Nevada. We believe that this District represents a unique opportunity in North American mining, in that, we have secured control of a large portion of a very unique silver district.  Additionally, we plan to continue to expand our holdings in this area. For the next few years, we will focus our attention to this district, to completing the acquisition of the Prince Mine, which we have under a lease with a purchase option. The district is of a size that potentially may provide us with profitable commercial operations, subject to adequate financing and other risks attendant to our operations.

History:
Silver was discovered on the eastern slope of the Pioche Mountains in 1869 and exploited for high grade, bonanza silver ore until the 1930's when the known fissures were fundamentally depleted. This ore occurred in brecciated fissure veins hosted in the Cambrian age Prospect Mountain Quartzite. This type of ore was found near the town of Pioche mostly in the Treasure Hill area. The veins ranged in thickness from one to four feet, with swells up to ten feet, but the three most productive extended for several thousand feet in strike and to a depth of 1200 feet. The silver ore was mostly oxidized and contained lead as cerussite, some galena, with silver chloride and argentite. Supergene processes apparently removed the zinc from the non-reactive siliceous rock, which was likely present in the original sulfides.

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

The early Tertiary (and possibly similar pre-Mesozoic?) structures have in turn been displaced by subsequent events. The most traceable set of faults are related to Tertiary extensional basin and range faulting. There appears to be a strike slip component to these major features. They tend to strike north and dip away from the range. Further, the Cambrian rocks are offset by a series of closely spaced, northeast trending normal faults, which drop the strata deeper toward the center of the range.

The Prince Mine was an underground mine which was developed on the very large sulfide replacement "channels" or structural zones containing silver, zinc, lead, gold and manganese with commercial ore grades, but with varying grade in each channel. The three principle and most significant channels are the Caselton Channel, the Prince Channel and the Pan American Channel. These channels are known to extend for several miles in length and range from 100 feet to as much as 1,800 feet wide with ore up to 90 feet thick. Typically, they historically grade d 2.3 ounces of silver and 0.02 ounces of gold per ton, 2.5% lead, 3.5% zinc and 12% manganese dioxide. (P. Gemmill, 1968, pp 1128-1147: In Ridge, Ore Deposits of the United States, AIME, NY.)

While the initial operations of the Prince Mine focused on sulfide replacement ore bodies in limestone with much higher grades, massive oxidized mineralization is believed to remain which has only been minimally mined. As technology has advanced, significant opportunity remains in using the very low cost acid leaching of oxidized zinc, followed by solvent extraction and electro-winning to produce special high grade zinc cathode which can be sold at a premium. In the solvent extraction process, sulfuric acid is regenerated for re-use, which minimizes costs of operation. These methods of processing oxide ores will be evaluated in conjunction with our exploration activities in the district.

Property Description, Geology and History

The Prince Mine
We entered into an exploration lease with an option to acquire the Prince Mine property on November 6, 2010 as further discussed in Note D to our financial statements. The initial land position held under the lease/option consists of twelve patented lode mining claims held in fee simple title by Prince Mine LLC. These claims comprise 227 acres of surface and mineral rights. Should the purchase rights be exercised the property title will transfer to International Silver without a retained royalty. After the exercise of the lease, we acquired through Federal mining law by location, an additional 495 acres in 25 lode mining claims on BLM managed lands next to the patented leased land. The lease / option requires annual payments to the lessor. The Federal lode mining claims require annual maintenance fee payments to the U.S. BLM.

The geology of the Prince Mine is characterized by substantial faulting and displacement of the silver – lead – zinc - gold carbonate replacement type of mineralization. The Prince member of the Lyndon formation has been uplifted along a northwest trending mineralized structure bringing a large block of oxidized mineralization very near the surface, to within ten feet in some areas. Our sampling and analysis indicates that this mineralizing structure likely continues past all known workings in the mine and past any drilling, and most likely intersects the Caselton Channel to the North. Our exploration target is an open pit ore body hosting as much as 15 million tons of mineralized material in these carbonate replacement horizons.

The Prince Mine is a an historic underground silver producer which reportedly contains over 2 million tons of historically measured in-situ ore grade mineralization accessible through existing workings. Its main shaft is 850 feet deep and has several levels of drifts extending outward. It is located 1.5 miles from the Caselton Concentrator, a 1,500-ton per day minerals processing plant. Our immediate focus will be to explore the mineralized zone through geochemical and geophysical surveys and surface drilling. Due to its proximity to the surface, the drill holes will be relatively shallow, 1000 feet or less . At the same time, access to underground workings will be cleaned and repaired to allow inspection and verification sampling. The program hopes to delineate mineralization amenable to mining but there are presently no known mineable reserves established for the mine property.

Property Location and Access
Our Pioche Mining District property is located near the town of Pioche, the county seat of Lincoln County Nevada U.S.A. State Highway 93 serves Pioche. The Prince Mine is about two miles southwest of the town. The mine is accessible by paved State Road 320, which connects to Highway 93. The following maps further illustrate the access and relative positions of the Pioche District properties.

Butte District Properties, Silver Bow County Montana
We began work to acquire mineral properties in the Butte district in 2008. In 2011, we were successful in securing a leasehold interest on a large group of former producing silver mines and mineral claims once held by the Anaconda Company. These properties are believed to still contain a large resource of un-mined silver – zinc and silver – copper mineralization. Inactive mines now held by us include the Badger State, the Lexington, the Alice, the Diamond, the Speculator and the High Ore. We intend to evaluate the feasibility of renewed mining of the historic resources in several of these mines and to conduct exploration for porphyry copper – silver in the district.

History
Mining in the district first began with gold and silver, then copper. In 1910 the Anaconda Company was formed to consolidate the district under singular ownership and to mine and process the rich ores found there. The properties held by us were last operated by the Anaconda Company in 1967.

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

As the structurally controlled vein systems extended across the district, mineralogic zoning patterns were recognized. A copper rich Central Zone on Butte Hill gave way to an intermediate zone in a rough, semi-circular map pattern, which contained mixed zinc and copper mineralization. This zone extended outward and graded into a peripheral zone characterized by manganese, zinc and silver veining. Our lands are located within all three mineralogic zones. (C. Meyer, E. Shea, C Goddard, Jr., 1968, pp 1373-1416: In Ridge, Ore Deposits in the United States, AIME, New York.)

Property Location and Access.
The land position consists of approximately 1,400 acres of surface rights and 2,000 acres of mineral rights in the Butte District, Silver Bow County Montana.

Claims Map

Oro
Fino
Gulch
Beef
Big Butte
Centerville
Pilot Butte Shaft
Bell Diamond Shaft
BERKELEY
Gimlet
Rocker
Whiskey
Creek
SCALE 1:24 000

- LOCATION BOUNDARY, SURFACE AND MINERALS, ISI
- LOCATION BOUNDARY, MINERALS ONLY, ISI

BUTTE SILVER MINES PROPERTY MAP

42 x 30	BUTTE SILVER MINES PROJECT - L002

INTERNATIONAL SILVER INC.

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

Another 1,536,234 tons grading 2.59 ounce per ton silver with 8.27% zinc are listed as “future reserve blocks” by Anaconda. About half of this tonnage is listed above the level of mine flooding. We list no current ore reserves for the property.

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

High Ore and Diamond Bell Mines
Syndicate, Bell, Speculator and High Ore veins
The Diamond is located near the north high wall of the Berkeley Pit and our mineral rights extend southerly into the pit area.

The Diamond has a steel production head frame but no hoisting facilities. The shaft is bulkheaded for safety at the surface and was last used for ventilation in 1973. The High Ore Mine connected with the Diamond but the shaft was caved by Anaconda as the area became part of the Berkeley open pit.

The mines are former high grade copper- silver producers in the central mineralogic zone. Ore was found in structurally controlled chalcocite – bornite veins which had lower grade alteration envelopes surrounding them. These veins were mined to several thousand feet of depth. Presently there are no identified mineral resources remaining in the mines, however, we believe that the exploration potential for lesser grade disseminated copper is extremely good.

West Butte Property, Silver Bow County, Montana
On August 7, 2012, we the entered into a purchase agreement and contract deed with Chattel LLC, a Montana Limited Liability Company, for 1022 acres of surface and mineral rights in the West Butte area of the Butte Mining District, Silver Bow County Montana.  The West Butte Property is immediately west of Big Butte hill and lies within the peripheral mineralogic zone of the Butte District.  Mineralization in this area is characterized by zinc, manganese, silver bearing veins, oxidized near surface.  Numerous WNW directed, structurally controlled vein zones occur on the property that are hosted by various phases of the intrusive Butte Quartz Monzonite.  There has been no active mining on the property since the 1950s when limited underground mining for silver-manganese ore was conducted.

Although the property is believed to have good exploration potential for silver mineralization and is as yet relatively unexplored, the property was principally acquired for other reasons.  The location was selected as a future site for an underground access decline into the intermediate and Central Zones of the Butte District as well as for a future site for a flotation mill and metallurgical treatment facilities.

Calico Silver Project
The Calico Silver Project is an exploration project with a substantial land position in an area of known bulk mineable disseminated silver-barite mineralization. A wide and elongated zone of epithermal silver-barite veining, which is exposed on the property, will be the area initially investigated.

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

Over 100,000 tons of barite ore was  mined in the early 1950’s on the claims by open pit methods in a large cut known as the Leviathon Mine. Approximately 50,000 tons of drilling mud grade barite was shipped. Previous to this, all workings on the property were for underground silver mining in the Silverado Mine and the Silver Bow Mine and is believed to have occur red in the late 1890’s. Records are sketchy and no reliable information on these two mines has been located. The above information pertaining to mining only depicts historical information and has no significance whatsoever whether mineable mineral deposits presently exist on the mining claims. The claims are presently under lease to Calico Exploration, LLC.  These claims are held for exploration only as no mineable mineral reserves have as yet been discovered or developed.

Property Description
The Calico Silver Property consists of 60 unpatented Federal lode mining claims, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. The Claims are grouped as Leviathon, Silverado and Lilly groups that were located in September and October 2007, at which time the Bureau of Land Management approved the our  Notice of Location for Lode Mining Claims accepting that we have located and have the right to the unpatented mining claims. Each claim generally consists of 20. 66 acres for a total of 1,300 acres. Annual maintenance fees of $140 per claim are required to be paid to the BLM each August in order to maintain the rights to explore and possibly mine on the federal land.

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

Mine Safety Disclosure
Section 1503 of the Dodd-Frank Wall Street Reform Act requires that issuers that are conducting operations of a mine must disclose in their periodic reports with the Securities and Exchange Commission, specific information regarding health and safety and any violations related assessments and legal actions pertaining to mine related facilities.

As we have disclosed herein, we are an Exploration Company and we do not have any mines, operational or otherwise.  As such, the Mine and Safety Disclosure is inapplicable to us and there is no disclosure required.

Item 3. Legal Proceedings

There are no pending or threatened lawsuits against us.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information
Our common stock is quoted on the OTCQB under the trading symbol ISLV. The following table sets forth, for 2012 and 2011, the quarterly high and low bid prices for our common stock in the over-the-counter market. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions

	2012		2011
	High	Low	High	Low
First Quarter	$0.35	$0.20	$0.65	$0.25
Second Quarter	$0.21	$0.21	$0.77	$0.20
Third Quarter	$0.65	$0.20	$0.25	$0.10
Fourth Quarter	$0.65	$0.30	$0.30	$0.10

Holders
As of December 31, 2012, there were 55 shareholders of record.

Transfer Agent
Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, telephone (727) 289-0010.

Dividends
We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
On November 1, 2010, our Board of Directors authorized the approval of a stock option plan. The plan was amended, after December 31, 2012, on February 28, 2013 by the Board of Directors to authorize a maximum of 5,000,000 shares of our common stock.  The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates.

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

On November 1, 2010, stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of our shares at the date of the grant. The options granted to employees were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan; provided, that the treatment of the options as incentive stock options is subject to shareholder approval of the plan. Options granted to non-employees are non-qualified stock options. These option grants are fully vested and expire on November 1, 2015.

On November 5, 2012, stock options for 400,000 shares were granted to members of the Board of Directors at an exercise price of $0.34, which was in excess of the quoted market price of $0.30 of the our shares at the date of the grant. Stock options for 150,000 shares granted to new directors are fully vested and expire on November 5, 2015. The additional stock options for 250,000 shares issued to all directors vest on September 15, 2013.  All these options were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan of common stock.

At December 31, 2012, we had 3,700,000 stock options outstanding.  No options were exercised or forfeited during the years ended December 31, 2012 or 2011.

Except for the plan described above, we have not established any other equity compensation plan.

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

Purchasers of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any shares of our common stock during 2012 or 2011.
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

In October, 2009, the Board of Directors approved a resolution to compensate its directors and employees for services rendered to us. On October 6, 2009, we issued 3,550,000 shares of our common stock to our directors and to our  employees for services rendered. Harold Shipes, John McKinney and Matthew Lang each received 1,000,000 shares. Michael Harrington, Herbert Dunham, Daniel Dominguez, Harrison Matson and Danielle Lang each received 100,000 shares. Alexander Makaron received 35,000 and Viviana Medina received 15,000.

On January 21, 2010, we cancelled 30,000 shares of common stock previously issued to a third-party in exchange for the Tecoma mining property, when the property reverted back to its original owners.

On March 1, 2010, we purchased a 70% interest in the Estrades Mine, from a related party, in exchange for 6,000,000 shares of its common stock, at a share price of $0.0025 per share. The property is carried on our books on a fair value of the equity instrument issued basis. The value allocated to the acquired property is based on a 97.5% discount from the market price on the date of the transaction ($0.40 per share) based on the number of shares issued to the related party and the minimal trading volume of the common stock.

On August 18, 2010, we  issued 2,000,000 shares of common stock at $0.025 per share in exchange for an outstanding debt of $50,000 owed to Harold R. Shipes, director/officer.

On August 24, 2010, conducted a private placement and issued an additional 2,000,000 shares of common stock at $0.02 per share for $40,000. Cork Investments, Inc. and Ron Nash, were each issued 1,000,000 shares of common stock.

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

On August 25, 2011,  we a private placement of its common stock totaling $1,155,000. Casimir Capital LP was the placement agent for the financing. The private placement consisted of the issuance and sale of an aggregate of 7,699,998 units at a purchase price of $0.15 per unit. Each unit is comprised of one share of common stock and a three-year warrant to purchase one share of common stock at a price of $0.20 per share. The sale of unregistered securities were to third party individuals and companies not related to us. The aggregate sales price was $1,155,000 with placement agent fees paid in the amount of $80,850, including the issuance of three-year placement agent options to purchase a total of 539,000 units at a purchase price of $0.15 per unit. Proceeds realized have been initially utilized to pay for legal and administrative fees related to this private placement. Additionally, as of June 30, 2011, we applied some of these proceeds to pay for additional exploration activities and general administrative services.

On August 28, 2012, we issued 271,452 shares of common stock at $0.20 per share in exchange for an outstanding debt owed to a shareholder/officer in the amount of $54,290.

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

Use of Proceeds

On August 24, 2010, we received $40,000 in proceeds from a private unrelated investor on a private placement of 2,000,000 shares of our common stock, the funds of which were applied towards general corporate use. Proceeds from a convertible note issued to Tintic Standard Gold, Inc. on December 21, 2010 for $75,000 were applied to exploration activities, as well as for general administration services in year 2011.

On August 25, 2011, proceeds of $1,015,000 were received from the private placement completed with Casimir Capital, LP, were applied for exploration activities and general corporate use.

Item 6. Selected Financial Data

	December 31, 2012	December 31, 2011	Exploration Stage (since inception) June 16, 2006 to December 31, 2012

Revenue	$249,744	$7.990	$691,033
Total Operating Expenses	$2,337,418	$1,103,243	$4,943,140
Cash on Hand	$211,188	$1,913	N/A
Total Assets	$712,858	$46,692	N/A
Current Liabilities	$490,503	$167,253	N/A
Working Capital (Deficit)	$(112,341)	$(121,279)	N/A
Accumulated Deficit	$(5,181,600)	$(2,630,174)	$(5,005,566)
Exploration Costs	$870,543	$82,835	$1,237,300

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

Financial Condition and Changes in Financial Condition

Our financial condition as of December 31, 2012, compared to December 31, 2011 is summarized below, as follows:

Assets.

As of December 31, 2012, we had total assets of $712,858 compared to total assets of $46,692 as of December 31, 2011, representing an increase of $666,166. Current assets at December 31, 2012 of $378,162 and $45,974 at December 31, 2011 are comprised of prepaid insurance and prepaid mine lease costs.  Property, plant and equipment of $135,290 at December 31, 2012, reflects primarily the acquisition the Magna Charta property and the deposit on the Chattel property, both located in Butte, Montana.   Other assets as of December 31, 2012, includes $150,000 of deposits in an investment, an option payment of $35,000 on the purchase of the Pan American Zinc, Inc. assets and an environmental bond posted on the Caselton Tailings property of $14,406.

	December 31,	December 31,	Net Increase/
	2012	2011	(Decrease)
Assets
Cash	$211,188	$1,913	$209,275
Accounts Receivable, incl. Related Parties	61,323	299	61,024
Prepaid Expenses	105,651	43,762	61,889
	$378,162	$45,974	$332,188
Property, Plant & Equipment-Net	135,290	718	134,572
Other Assets	199,406	0	199,406
	$712,858	$46,692	$666,166

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$490,503	$139,916	$350,587
Note Payable	0	27,337	(27,337)
	$490,503	$167,253	$323,250
Long-Term Liabilities
Convertible Notes Payable	$2,139,266	$0	$2,139,266

Shareholders’ Equity
Capital Stock	$3,264,689	$2,509,613	$755,076
Accumulated Deficit	(5,181,600)	(2,630,174)	(2,551,426)
	$(1,916,911)	$(120,561)	$(1,796,350)

	$712,858	$46,692	$666,166

Total Liabilities & Equity

Total liabilities and equity at December 31, 2012 of $712,858, reflects debt financing of $2,600,000 procured during the year from ISLV Partners, LLC and the accumulated deficit of $5,181,600. Current liabilities increased by $323,250 to $490,503 at December 31, 2012 compared to $167,253 at December 31, 2011. The increase is attributable to higher payables and accrued expenses arising from the drilling program undertaken by us at the leased Prince mine property located in Nevada during the latter part of the year.

Shareholders’ Equity decreased by $1,796,350 to ($1,916,911) as of December 31, 2012 compared to ($120,561) as of December 31, 2011. The decrease results from the net loss from operations of $2,551,426 during 2012, less the valuation assigned to warrants (recognized as equity financing) issued to ISLV Partners, LLC on the convertible loan financing that occurred during the first half of 2012.

Liquidity and Capital Resources
Working capital decreased by $8,938 to ($112,341) at December 31, 2012, compared to ($121,279) at December 31, 2011. The decrease in working capital resulted principally from increased payables due to the drilling program initiated at the Prince mine property.

Net cash flow from operating activities decreased by $1,126,680 to ($2,080,414) at December 31, 2012, compared to ($953,734) at December 31, 2011. The bulk of the decrease pertains to exploration, general and administrative costs associated with our efforts on procuring various mining leases and a drilling program initiated at the Prince mine property in the Pioche Mining District in Lincoln County, Nevada

Cash flows from investing activities were $334,601 for the year ended December 31, 2012, an increase of $318,989 from the period ended December 31, 2011, which reflected minimal investing activities of $15,612.  During 2012, the following occurred - Deposits of $150,000 were made towards an investment in a joint venture, purchase of the Magna Charta and Chattel properties in Montana requiring cash outlays of $103,388, a payment of $35,000 on the purchase option for the Pan American Zinc Co. assets in Nevada, the placement of an reclamation bond of $14,406 at the Caselton Tailings property and leasehold improvements and equipment expenditures of $31,807.

Cash flows from financing activities increased by $1,689,014 to $2,624,290 for the year ended December 31, 2012 compared to $935,276 for the year ended December 31, 2011.  In 2012, third-party financing in the amount of $2,600,000 was obtained by the issuance of convertible notes.  Our debt obligations in the amount of $54,290 were satisfied by the issuance of common stock to one its officers and debt service payments of $30,000 were made to extinguish the debt owed on a promissory note.  In comparison, during the year ended December 31, 2011, a net of $1,015,276 was realized in a private placement of our common stock and debt service payments of $80,000 were made.

Our business plan does not reflect, nor do we anticipate, any revenues during our exploration phase, aside from ongoing engineering services rendered on third-party contracts. We do not anticipate any other type of revenue until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities at any of our properties; there is no assurance that we will have sufficient financing to accomplish or otherwise be successful at meeting these objectives. There is no guarantee of success or that we will have sufficient financing to accomplish those objectives.

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2012 as we have an accumulated deficit of $5,181,600. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to collect upon existing receivables and raising funds through an equity funding. We anticipate total spending requirements of approximately $4.2 million pending adequate financing over the next twelve months.

Our capital budget for the completion of acquisitions, exploration and development programs in the Pioche Mining District in Nevada, the Calico Project in California and in the Silver Bow Mining District in Montana are as follows:

Project	Cost – U.S.$

1. Caselton Tailings	$787,000
2. Prince Mine	$872,000
3. Caselton Mill/Pan American Mine	$528,000
4. Other Pioche Projects	$155,000
5. Butte Projects	$663,000
6. Calico Project	$(50,000)
7. Corporate Overhead	$1,260,000

TOTAL	$4,215,000

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

Results of Operations

We incurred losses of $2,551,426 for the year ended December 31, 2012, an increase in losses of $1,248,426 over the prior year. The increase in losses are due to higher exploration, consulting, professional fees, travel and lodging and salaries in connection with increased exploration drilling and due diligence and investigative work on the properties located in the Pioche Mining District in Nevada and the Silver Bow Mining District in Montana.  An analysis of the major components of our results of operations is, as follows:

Revenues - In the year ended December 31, 2012, revenues were $249,744, representing an increase or $241,844 over the $7,900 earned in the year ended December 31, 2011. The increase in revenues are a result of third-party contracts for management and engineering consulting services. No revenues have been realized from production of metal in either year.

Exploration Expenses - Exploration costs increased by 951% or $787,708 to $870,543 for the year ended December 31, 2012 compared to $82,835 for the year ended December 31, 2011. The level of exploration work increased substantially in 2012 due to the acquisition of several mineral leases in Nevada and Montana and commencement of a drilling program at the Prince mine property located in Nevada.

General & Administrative Expenses - General and administrative expenses increased by 44% or $445,916 to $1,466,252 for the year ended December 31, 2012 from $1,020,336 for the year ended December 31, 2011.  Increased emphasis on the Nevada and Montana properties resulted is due diligence, exploration and investigative work. Substantial costs were expended for drilling and assaying services, consultants, legal, travel costs and staff salaries for work done in the Pioche Mining District properties located in Nevada, as well as work done in the County of Silver Bow, Montana, where several other properties are undergoing exploratory activities.

Depreciation and Depletion Expenses - Depreciation expense for 2012 was only $623 and $72 for 2011. No depreciation has been taken to-date on any mining plant or equipment, as none has been placed in service.

Other Income and Expenses – Other Income/Expenses for the year ended December 31, 2012 were $463,752 or $256,095 less than for the year ended December 31, 2011, which were $207,657.  The cost of discounted shares, interest accrued on the convertible notes issued during 2012 and interest accrued on the contract note on the purchase of the Chattel property in Montana comprised the total of $463,752 in interest expense.

In 2011, Other Income/Expenses were primarily comprised of interest costs of $99,918 relating to a promissory note on the Pan American property, which was relinquished back to the seller at year-end, and $92,917 interest incurred on a bridge loan from Tintic Standard Gold Mines, Inc.  In addition, an impairment loss of $14,822 was recognized on building improvements.

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
• Caselton Concentrator
• Montana Properties
• Calico Silver Project

Since converting our business plan to conducting exploration activities, we have incurred the following costs related directly to our exploration activities:

Capitalized Acquisitions

A) Purchase of the Tecoma Mine – Year 2007	$90,000

B) Sale of Tecoma Mine – Year 2008	(90,000)

C) Purchase of Magna Charta property located in Silver Bow County, Montana	47,500

D) Deposit on land purchase of - Chattel property located in Silver Bow County, Montana	55,888
Total Acquisitions	$103,388

Exploration Costs:

A) Acquired a 98% interest in Metales Preciosos, S.A. de C.V., a Mexican company - exploration abandoned
1) El Cumbro property	$14,260

2) El Cusito property	15,000

3) Canada de Oro property	15,000

4) La Moneda property	10,000

B) Langtry property (options expired – exploration abandoned)
1) Option payment	10,000

2) Option payment	90,000

3) Exploration	21,075

C) Acquisition of BLM mineral claims - Calico District
1) Silverado mining claims	4,250

2) Leviathon mining claims	47,609

D) Pioche Mining District – Lincoln County, Nevada
1) Prince Mine lease	695,817

2) Caselton Tailings	152,236

3) Caselton Mine	8,874

E) Silver Bow County, Montana
1) New Butte Property lease	53,417

2) Continental Public Land Trust	13,808

3) Silver Bar (Option) - abandoned	6,819

4) Butte Properties - General	37,501

F) Other Exploration Sites (evaluation)

1) Anaconda	7,500

2) Oro Blanco	8,840

4) SE Arizona Silver	4,829

5) Mohave Gold	1,050

6) Zonia Mine	6,650

e) General Administrative Costs	12,765

Total Exploration Costs	$1,237,300

During our exploration activities, from June 16, 2006 through December 31, 2012, we have incurred $1,237,300 in exploration costs, as summarized above, general and administration expenses of $3,704,390 primarily consisting of salaries, stock compensation expense, office rent, legal and consulting fees, and travel expenditures.  In addition, we have incurred impairment losses, interest and financing costs of $753,459 for a total of $5,005,566.

Accumulated losses of $5,005,566 incurred from the inception of the “exploration phase”, accounts for approximately 97% of the accumulated deficit of $5,181,600 reflected in the Shareholders’ Equity section of our financial statements. Our prior engineering activities accounts for the other portion of the deficit.

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

Changes in Accounting Policies
The significant accounting policies outlined within our Consolidated Financial Statements for the year ended December 31, 2012 have been applied consistently for the December 31 year-ends of 2012 and 2011.

Recent Accounting Pronouncements
Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in management’s opinion, the relevant pronouncements that apply to our activities and their effect as of December 31, 2011 and December 31, 2012, are as follows:

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. During 2010, we  sold an interest in a mining property, whose share-based payment transaction was accounted based on Level 3 fair value measurements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. During 2010, we  abandoned our mining concessions in Sonora, Mexico and a resolution was ratified and approved by the Board of Directors to dissolve its Mexican subsidiary, Metals Precious Atlas, S.A. de C.V., thus ceasing any further exploration work in Mexico.

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

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our expected exploration activities and are for a period of twelve months. The total amount budgeted for exploration, acquisition and development in 2013 is $ 4,215,000.

We are continuing with the evaluation of mine plans, Phase II drill program and resource potential of the Prince Mine.  Phase 1 Drill program of the projected extensions of the known silver mineralization was completed in the fall of 2012. On the Caselton Tailings remediation Project, we will conduct site characterization studies in conjunction with metallurgical testing. The data generated from the program will be used to design a processing facility and to determine the feasibility of economic precious metals recovery. At the newly acquired Butte Silver Mines properties, we will be evaluating and compiling the voluminous historic exploration and mining data on the properties and will commence with preliminary mine development planning. We believe that we have adequate mineral resources defined on the Butte properties to merit initiation of this planning which will be concurrent with geologic mapping and sampling of mineralized structures and surveying of existing underground development. Based upon our analysis of the test results and studies, we will determine whether to proceed with development plans. We cannot determine, predict, or assure whether we will be able to proceed with advanced exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our registered consulting geologist using industry standard quality assurance and control procedures.

Properties - The Calico Silver Project in San Bernardino County, California, the Pioche Mining District properties in Lincoln County, Nevada and the Butte Silver Mines properties in Silver Bow County, Montana.

We have leased the Calico Silver property to another exploration company and will focus our exploration efforts on the Pioche and Butte Mining Districts. We will use employees, consultants and existing infrastructure to conduct our activities in the Pioche Nevada and the Butte, Montana properties. Our exploration program is shown below:

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

2)
Development Planning.
Based on the presently known historic resources and proposed AMC underground mine plans, we expect to be able to create new preliminary mine development plans for the Project. This will require underground mapping, surveying and confirmation sampling. As the condition of much of the existing underground development headings is presently unknown, the extent of this work to be conducted in 2013 is uncertain.

Exploration at Prince Mine:
1)
Surface and underground drilling.
All accumulated data from the 2012 Phase I Drill Program, geochemical and geophysical studies will be evaluated to confirm the highest priority targets for Phase II exploration on the Prince Mine. A drilling contractor will be hired to conduct the drilling program using the dual tube reverse circulation air rotary method of drilling and sample collection under the supervision of our registered Geologist. This drilling method is widely accepted as providing high quality sample integrity. Industry standard chain of custody and quality assurance and control procedures will be followed. This will include the use of duplicate samples and sample standards. Accurate geologic logs of the drill holes will be created and the drill hole locations surveyed. Geologic samples will be continuously collected and delivered to an independent certified analytical laboratory for assaying. It is estimated that this program will require up to four months for completion.

2)
Mine planning.
As assays come back from drilling programs, the corporate engineering department will enter them into a data base with mine planning software to produce a preliminary scoping study. Assuming the continued exploration is successful, an independent engineering firm will be hired to produce a deposit model using computerized mine planning software. This phase will require approximately three months and will most probably commence at approximately month twelve.

Site Characterization and Planning at the Caselton Tailings:
1)
Metallurgical testing
The initial Phase I bench scale test work has been completed and the metallurgical lab is working on optimizing metal recoveries before commencing Phase II pilot scale test work using a continuous-feed fluidized-bed system.

2)
Feasibility and Permitting.
This phase of the Operations Plan will commence once all the metallurgical test work is completed. Aerial surveying of the entire site will be completed during the first half of 2013.  The permitting will be done ‘in- house' by our Western States Engineering division with assistance from an established and reputable independent mining engineering firm. Permit applications for the combined metal recovery and site remediation project will be prepared for submittal in conjunction with the process design work.

Our ability to complete any of the activities described under “Plan of Operations” will require significant funding. We presently have a commitment for portion of the funding, but we cannot assure you that we will be able to obtain full funding or that the terms on which additional funding may be available will be acceptable. To the extent that we are able to secure funding for a portion of our needs, we will have to allocate such funding among the projects, and we may not be able to complete components of these projects. If we are able to obtain only limited funding, it may result in significant dilution to our shareholders. Further, our use of proceeds may be determined by the investors based on their priorities, which may be different from our priorities.

Item 7A Quantitative and Qualitative disclosures About Market Risk

Not applicable.

Item 8 Financial Statements and Supplementary Data

The information required by this item is filed herewith.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Silver, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of International Silver, Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and from inception on June 16, 2006 through December 31, 2012. International Silver, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and from inception on June 16, 2006 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has negative working capital at December 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 22, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements
(Audited)

For the Year Ended December 31, 2012

And

For the Year Ended December 31, 2011

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At
	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$211,188	$1,913
Accounts receivable	61,323	-
Due from related parties - Note L	-	299
Prepaid expenses - Note C	105,651	43,762
Total Current Assets	$378,162	$45,974

PROPERTY,PLANT AND EQUIPMENT- Note D
Mineral properties	$103,388	$-
Leasehold Improvements	26,812	-
Equipment	5,399	2,042
Furniture & Fixtures	3,502	3,502
Computer equipment	2,429	790
	$141,530	$6,334
Accumulated depreciation	(6,240)	(5,616)
	$135,290	$718

Other Assets – Note E
Deposit toward investment	$150,000	$-
Other Deposits – Note F	49,406	-
	$199,406	$-

TOTAL ASSETS	$712,858	$46,692

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$234,745	$17,311
Payroll taxes payable	8,658	28,264
Accrued expenses	194,882	68,775
Due to related parties - Note L	52,218	25,566
Note payable - Note G	-	27,337
Total Current Liabilities	$490,503	$167,253

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$2,139,266	$-
	$2,139,266	$-

Total Liabilities	$2,629,769	$167,253

SHAREHOLDERS' EQUITY - Note K
Common stock
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/11 - 36,780,828
issued & o/s at 09/30/12 - 37,052,280	$3,705	$3,678
Additional paid-in capital	3,260,984	2,505,935
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(5,005,566)	(2,454,140)
Total Shareholders' Equity	$(1,916,911	$(120,561)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$712,858	$46,692

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Income

			Inception (June 16, 2006) of Exploration Stage through (December 31, 2012)
	Twelve Months Ended
	December 31,	December 31,
	2012	2011

REVENUES
Mineral lease income	$100,000	$-	$100,000
Consulting-third parties	149,744	-	193,943
Consulting-related parties	-	7,900	397,090
Total Revenues	$249,744	$7,900	$691,033

Operating Expenses
Exploration costs	$870,543	$82,835	$1,237,300
General and administration
Rent expense - related party	116,339	81,000	289,297
Bad debt expense	-	-	41,860
All other general & administrative	1,349,913	939,336	3,373,233
Depreciation and depletion	623	72	1,450
Total operating expenses	$2,337,418	$1,103,243	$4,943,140

Operating Income/(Loss)	$(2,087,674)	$(1,095,343)	$(4,252,107)

Other Income/(Expense)
Gain on settlement of debt	$-	$1,678,634	$1,678,634
Impairment loss	-	(1,693,456)	(1,733,456)
Interest expense	(463,752)	(192,835)	(698,637)
Total other income/(expense)	$(463,752)	$(207,657)	$(753,459)

Net Income/(Loss)	$(2,551,426)	$(1,303,000)	$(5,005,566)

Basic Earnings per Share
Income/(Loss) per Share	$(0.07)	$(0.04)

Weighted Average Shares
Outstanding	36,916,926	33,467,276

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Cash Flows

			Inception (June 16,
	Twelve Months Ended		2006) of Exploration Stage through
	December 31,	December 31,	(December 31,
	2012	2011	2012)
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(2,551,426)	$(1,303,000)	$(5,005,566)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	623	72	1,450
Impairment loss	-	14,822	1,733,456
Gain on settlement on debt	-	-	(1,678,634)
Financing cost	214,715	191,054	414,102
Stock compensation expense	28,000	-	28,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Issuance of incentive stock option grants	-	-	396,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(61,024)	15,620	188,338
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	(61,889)	36,768	(109,125)
(Decrease)/Increase in payables	224,480	30,619	282,452
(Decrease)/Increase in accrued expenses	126,107	60,311	218,503
Net Cash Flows (used by) Operating Activities	$(2,080,414)	$(953,734)	$(3,236,322)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Leasehold Improvements	(26,812)	-	(26,812)
Purchase of equipment	(4,995)	(790)	(12,453)
Building improvements	-	(14,822)	(14,822)
Deposits towards investment	(150,000)	-	(150,000)
Nonrefundable deposit - Option payment	(35,000)	-	(35,000)
Refundable deposit - reclamation bond	(14,406)	-	(14,406)
Purchase of mineral land	(103,388)	-	(103,388)
Net Cash Flows from Investment Activities	$(334,601)	$(15,612)	$(536,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$54,290	$1,155,000	$1,329,290
Less: Stock issuance costs	-	(139,724)	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	2,600,000	-	2,675,000
Debt service payments	(30,000)	(80,000)	(100,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$2,624,290	$935,276	$3,952,761

Net Increase/(Decrease) in Cash	$209,275	$(34,070)	$179,558

Beginning Cash Balance	$1,913	$35,983	$31,630

Ending Cash Balance	$211,188	$1,913	$211,188

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Twelve Months Ended		(June 16, 2006 through
	December 31,	December 31,	December 31,
	2012	2011	2012)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	54,290	102,361	156,651
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$54,290	$102,361	$729,108

Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$28,000	$-	$424,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Treasury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total

Shares issued:
Prior to June 16, 2006		1,000		258,522			(176,034)	0	82,488
At June 16, 2006		1,000		258,522	0	0	(176,034)	0	82,488

Stock Split - 12,000:1
July 24, 2006		12,000,000	1,200	(1,200)					0
Shares issued for services
September 13, 2006	$0.075	1,000,000	100	74,900					75,000
October 21, 2006	$0.050	100,000	10	4,990					5,000
Shares issued for property
September 19, 2006	$1.000	30,000	3	29,997					30,000
Shares issued for acquisition
Metales Preciosos,
S.A. de C.V.
October 21, 2006	$0.185	300,000	30	55,355					55,385
Net Income/(Loss)								(163,224)	(163,224)
At December 31, 2006		13,430,000	1,343	422,564	0	0	(176,034)	(163,224)	84,649

Shares issued for cash
May 4, 2007	$0.500	400	0	200					200
May 11, 2007	$0.500	2,000	0	1,000					1,000
May 14, 2007	$0.500	4,000	0	2,000					2,000
May 16, 2007	$0.500	600	0	300					300
June 4, 2007	$0.500	3,000	0	1,500					1,500
October 29, 2007	$0.500	4,000	0	2,000					2,000
November 6, 2007	$0.500	28,000	3	13,997					14,000
November 8, 2007	$0.500	18,000	2	8,998					9,000
November 13, 2007	$0.250	200,000	20	49,980					50,000
Shares issued for services
May 22, 2007	$0.055	100,000	10	5,490					5,500
September 13, 2007	$0.040	250,000	25	9,975					10,000
September 21, 2007	$0.040	150,000	15	5,985					6,000
Shares exchanged for debt
June 30, 2007	$0.500	336,186	33	168,060					168,093
Net Income/(Loss)								(128,147)	(128,147)
At December 31, 2007		14,526,186	1,452	692,048	0	0	(176,034)	(291,371)	226,095

Shares issued for services
June 12, 2008	$0.133	150,000	15	19,985					20,000
Shares exchanged for debt
September 8, 2008	$0.289	335,567	35	96,945					96,980
Shares repurchased
November 10, 2008					(30,000)	(30,000)			(30,000)
Net Income/(Loss)								(298,788)	(298,788)
At December 31, 2008		15,011,753	1,501	808,978	(30,000)	(30,000)	(176,034)	(590,159)	14,286

Shares issued for services
October 6, 2009	$0.010	3,550,000	355	35,145					35,500
Net Income/(Loss)								(82,160)	(82,160)
At December 31, 2009		18,561,753	1,856	844,123	(30,000)	(30,000)	(176,034)	(672,319)	(32,374)

Treasury shares cancelled
January 10, 2010	$1.000	(30,000)	(3)	(29,997)	30,000	30,000			0
Shares issuable
March 3, 2010	$0.003	0			6,000,000	15,000			15,000
Shares issued for land
April 26, 2010	$0.003	6,000,000	600	14,400	(6,000,000)	(15,000)			0
Shares exchanged for debt
August 18, 2010	$0.025	2,000,000	200	49,800					50,000
Shares issued for cash
August 24, 2010	$0.020	2,000,000	200	39,800					40,000
Stock option - grants issued
November 1, 2010	$0.120			396,000					396,000
Shares exchanged for
convertible note
December 31, 2010	$0.600	50,000	5	74,995					75,000
Net Income/(Loss)								(478,821)	(478,821)

At December 31, 2010		28,581,753	2,858	1,389,121	0	0	(176,034)	(1,151,140)	64,805

Shares issuable
March 31, 2011	$0.650	0			25,000	16,250			16,250
Retirement of convertible note
April 21, 2011	$0.205	499,077	50	102,309	(25,000)	(16,250)			86,109
Private placement:
May 18, 2011	$0.150	2,666,667	266	399,734					400,000
May 25, 2011	$0.150	1,333,334	133	199,867					200,000
May 27, 2011	$0.150	1,500,001	150	224,850					225,000
May 31, 2011	$0.150	533,331	53	79,947					80,000
June 1, 2011	$0.150	333,333	33	49,967					50,000
June 15, 2011	$0.150	1,000,000	100	149,900					150,000
June 23, 2011	$0.150	333,332	34	49,966					50,000
Stock issuance costs				(139,725)					(139,725)
Net Income/(Loss)								(1,303,000)	(1,303,000)

At December 31, 2011		36,780,828	3,678	2,505,935	0	0	(176,034)	(2,454,140)	(120,561)

Convertible Debt
Issuance of Warrants
February 6, 2012				133,334					133,334
Convertible Debt
Issuance of Warrants
May 25, 2012				444,444					444,444
Shares exchanged for debt
August 28, 2012	$0.200	271,452	27	54,263					54,290
Cost of Discounted Shares
August 28, 2012				95,008					95,008
Stock option - grants issued
November 7, 2012	$0.070			28,000					28,000
Net Income/(Loss)								(2,551,426)	(2,551,426)

At December 31, 2012		37,052,280	3,705	3,260,984	0	0	(176,034)	(5,005,566)	(1,916,911)

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

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada
On November 6, 2010, the Company has entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. The Company has completed a preliminary drilling program and is in the process of analyzing their findings.  At December 31, 2012, there are no proven and probable reserves.

Caselton Tailings Project
On March 27, 2012, the Company entered into a joint venture operating agreement to evaluate, remediate, reclaim and develop the Caselton Tailings that are located in the Pioche Mining District in Lincoln County, Nevada.  The Company has deposited funds towards this investment (refer to Note E – Deposit in Investment) which constitutes the Company capital contribution towards the joint venture.  Formation of the joint venture is pending.

New Butte Mining Properties, Silver Bow County, Montana
On December 1, 2011, the Company executed a mining lease agreement on 954 acres of mineral rights and an additional 362 acres of surface and mineral rights located in the Butte District of Montana. The lease provides full access for mining on the land for a term of fifty years and thereafter as long as minerals are produced. The New Butte Properties were historically owned and operated as silver-zinc and silver-copper mines by the Anaconda Company. The major formerly operating underground mines now held by the Company are known as the Alice, the Lexington, the Badger, the Diamond and the High One.

Magna Charta Property, Silver Bow County, Montana
On March 1, 2012, the Company purchased 18 acres of land, a patented mining claim, which includes surface rights situated in the County of Silver Bow, Montana under a fee simple contract.

Continental Public Land Trust, Silver Bow County, Montana
On April 23, 2012, the Company executed a 99-year mining lease on 1,100 acres of mineral rights with Continental Public land Trust with an option to purchase certain patented lode and placer mining claims, including surface rights and other interests Silver Bow County, Montana.  The Belmont mine property is part of the CPLT lease.

West Butte - Chattel Property. Silver Bow County Montana
On August 7, 2012, the Company entered into a purchase agreement and contract for deed with Chattel, LLC, a Montana limited liability company, for 1,022 acres of land and mineral rights, located in Silver Bow County, Montana.

Calico Silver Project, San Bernardino County, California
The Calico Silver Project is located in the Calico Silver Mining District about 15 miles northeast of Barstow or 145 miles northeast of Los Angeles in the Mojave Desert of Southern California. There are approximately 1,300 acres of U.S federal lode mining claims wholly owned by the Company.  In 2012, the Company leased this property to Calico Exploration, LLC.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiaries Western States Engineering, Inc., International Silver Nevada, Inc. and Butte Silver Mines, Inc. for the twelve months ended December 31, 2012. For the twelve months ended December 31, 2011, the financial statements include International Silver, Inc. and its subsidiaries, Western States Engineering, Inc. and Butte Silver Mines, Inc.  The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Recent Accounting Pronouncements
Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in managements’ opinion, the relevant pronouncements reviewed have no material effect on the Company’s financial statements. At December 31, 2012 there were no recent accounting standards that apply to the Company activities.

Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates include the determination of mineral ore quantities; the depletion expense calculation, if applicable; useful lives of property and equipment for depreciation; impairment valuations and calculation of any deferred taxes. Actual results may differ from those estimates, and such differences may be material to the financial statements.  In management’s opinion all adjustments necessary for a fair statement of the results for the years ended December 31, 2012 and December31, 2011 have been made.

Concentration of Credit Risk
Our cash equivalents, prepaid expenses and trade receivables are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with major financial institutions. Management believes that the financial institutions are financially sound and the risk of loss is low.

Concentrations and Economic Vulnerability
Concentrations and economic vulnerability include reliance on related parties. During the year 2012, no revenue was realized from related parties.  In year 2011, 100% of the revenue was realized from a related party.

During the first half of 2012, the Company negotiated additional financing and as a result, the entirety of the Company’s tangible property, currently owned or acquired hereafter, is collateral for the ISLV Partners, LLC.  (Refer to Note H – Convertible Note Payable).

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At December 31, 2012 trade receivabes were $61,323and at December 31, 2011, there were no trade receivables, only related party receivables of $299. No allowance for uncollectible accounts was established, as management deem the accounts as fully-collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of “significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At December 31, 2012 and December 31, 2011, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method. At December 31, 2012 and December 31, 2011, the value of the Company’s investments in Continental Mining & Smelting Limited was considered impaired. See Note E – Other Assets – Investments in Stocks.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At December 31, 2012 and December 31, 2011, all mineral interests were in the exploration stage.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost, except for those fixed assets acquired and accounted for under the “Asset Acquisition Method” utilizing fair value measurements, if any. Maintenance and repair are charged to expense as incurred, renewals and improvements that extend the useful lives of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets’ estimated useful lives as follows:

Leasehold Improvements	15 years

Equipment	5 years

Office furniture and equipment	5 years

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of December 31, 2012, there was $6,240 in accumulated depreciation and no amortization has taken place on any of the mineral interests, as the Company is in the exploration stage.

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

At December 31, 2012, an impairment test was conducted on the Company’s mineral land holdings and no impairment loss is required.  Refer to Note D – Property. Plant and Equipment – Mining Properties.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

At December 31, 2012, income was recognized from management and engineering contracts from Western States Engineering, Inc., a subsidiary of International Silver, Inc.   As of December 31, 2012, there has been no production from any of the Company's mineral properties, since these properties are still in the exploratory stage.

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

On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. On November 7, 2012, the Company granted its members of the Board of Directors additional stock options.  (Refer to Note K – Shareholders’ Equity)

In 2012, the Company executed three convertible notes, whereby the lender was granted warrants to purchase additional shares of common stock of the Company.  Refer to Note H – Convertible Notes Payable).

As of December 31, 2012 and December 31, 2011, no options nor warrants had been exercised.

Income Taxes
The Company accounts for income taxes under ASC 740-10-30 - Accounting for Income Taxes. ASC 740-10-30 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, ASC 740-10-35 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax information is disclosed in Note J- Income Taxes.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash investing and financing transactions during the year ended December 31, 2012 were $214,715 and $191,054 for the year ended December 31, 2011.  During the year 2012, non-cash investing and financing activities reflected amortization of discount on notes issued by ISLV Partners, Inc. and the cost of discounted shares issued in exchange for outstanding debt. (refer to Note H – Convertible Notes Payable)

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On December 31, 2012 and December 31, 2011, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense
At December 31, 2012, prepaid expenses reflect the unexpired portion of mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Property, Plant and Equipment.  During the year ended December 31, 2012, prepayments were also made on drilling, assaying and metallurgical contracts negotiated.  Prepaid expenses also reflect the unexpired portion of general liability insurance on the Company’s properties, as well as director & officer liability insurance, resulting in a prepaid expense balance of $105,651 at December 31, 2012 as follows:

	December 31, 2012	December 31, 2011

Prepaid mine leases	$49,096	$42,467
Prepaid commercial insurance	5,603	0
Prepaid director & officer insurance	35,413	0
Prepaid expense – drilling, assaying and metallurgical services	14,321	0
Prepaid expense - other	1,218	1,295
Total Prepaid Expense	$105,651	$43,762

Note D - Property, Plant and Equipment

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

West Butte - Chattel Property - Silver Bow County Montana
On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for 1,022 acres of land and mineral rights, located in Silver Bow County, Montana at a purchase price of $1,500,000.  Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value.  Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees were capitalized.   The terms of the purchase agreement are disclosed in Note I – Contract Payable.

Prince Mine Lease – Lincoln County , Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. During 2012, a preliminary drilling program was undertaken by the Company.  At December 31, 2012 there were no proven or probable reserves.

The five-year lease requires annual lease payments of $50,000 payable annually on each anniversary date from the date of the lease agreement. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments are as follows:

November 6, 2013	$50,000
November 6, 2014	$50,000

Total	$100,000

Lease expense on the Prince Mine since inception of the lease on November 6, 2010 through December 31, 2012 is $107,671. For the year ended December 31, 2012 lease expense was $50,000.

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

The lease payment due January 15, 2013 was timely paid.

Additionally, the Company agrees to pay the “lessor” a Net Smelter Returns Royalty of three percent (3%) on production of gold, silver and various other metals.

Lease expense on the New Butte property since inception of the lease on December 1, 2011 through December 31, 2012 was $14,425.

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

Lease expense on the Continental Public Land Trust since inception of the lease on April 23, 2012 through December 31, 2012 was $13,808.

At December 31, 2012, property, plant and equipment is comprised of the following:

Land	$103,388
Leasehold Improvements	26,812
Equipment	5,399
Furniture and Fixtures	3,502
Computer Equipment	2,429
$141,530
Accumulated Depreciation	(6,240)
$135,290

Acquisitions during the year ended December 31, 2012 were as follows:

On January 30, 2012, the Company purchased land located in Butte, Montana known as “Magna Charta”, which it intends to explore for mineral content. The contract sales price was $47,500.

On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for 1,022 acres of land and mineral rights, located in Silver Bow County, Montana at a purchase price of $1,500,000.  Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value.  Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees totaling $55,888 were capitalized.   The terms of the purchase agreement are disclosed in Note I – Contract Payable.

Depreciation expense for the year ended December 31, 2012 was $623 and for the twelve months ended December 31, 2011 depreciation was $72.

Note E – Other Assets

Investments in Stock
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

At December 31, 2012, the Company’s share of losses for the year then ended were $63,379 and cumulative losses inception to–date are $222,792. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At December 31, 2012, the Company held the following securities:
	No of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

Deposits Towards Investment

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

As of December 31, 2012, the Company had reimbursed Aurum, LLC $150,000 for holding costs on property associated with a joint venture between the Company and Aurum, LLC. These funds are recognized as a deposit towards the investment in the joint venture with Aurum, LLC. Pursuant to the joint venture agreement, these costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.

Note F - Other Deposits

Non-Refundable Deposits
On October 29, 2012, the Company executed an option to purchase the assets of Pan American Zinc, a Nevada corporation. The terms of the option required an option payment of $35,000, which has been paid, with the option period effective from October 29, 2012 and terminating on July 31, 2013, unless extended by either party to the contract. The total purchase price shall be $5,000,000, payable in four (4) annual installments of $500,000, starting with the closing date of August 15, 2013 and extending for the next three anniversary dates and three (3) annual installments of $1,000,000, thereafter for the next three anniversary dates.

The Company may elect to pay an accelerated discounted purchase payment of three million ($3,000,000) dollars at any time after the closing and prior to the first anniversary. The election of the accelerated discounted purchase payment shall make the total purchase price three million five hundred thousand ($3,500,000) dollars.

Refundable Deposits – Reclamation Bond
On June 18, 2012, the Company placed a reclamation bond with the Bureau of Land Management in the amount of $14,406 to provide surface reclamation coverage for the drilling program at the Caselton Mine tailings.  When all terms and conditions of the operation have been fulfilled, the Office of the United States Department of Interior will authorize a refund.

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

Notes payable as of December 31, 2012 and December 31, 2011, respectively, are shown below:

	At December 31, 2012	At December 31, 2011

Promissory note – Atkinson Trust	$0		$30,000
	$0		$30,000
Less: Discount on note	$0	$	(2,663)

Net Carrying Basis	$0		$27,337

Note H – Convertible Notes Payable

Convertible Note Purchase Agreement – Initial Financing
On February 6, 2012, the Company entered into a Convertible Note Purchase Agreement with ISLV Partners, LLC (the Lenders) to provide funding in the amount of $600,000 for working capital and other corporate purposes. The general terms and conditions of the loan provided that the “lenders” retain out of the funding, the sum of the $90,300 and $80,000, to satisfy full repayment of the cognovit promissory notes (see Note G – Notes Payable) which were assigned to the lender, including all unpaid accrued interest to the closing date. The initial note in the principal amount of $600,000 is secured by the mortgages, deeds of trust, fixture filings, security agreements and assignment of leases and rents, and such security agreements executed and delivered on the closing date, pursuant to which certain real properties owned by the Company and /or any subsidiary, as more particularly specified in such mortgages, deeds of trust, assignment of leases and rents are pledged as collateral security for the obligations (Initial Mortgages). The principal and unpaid interest, at a per annum interest rate of eight (8%) percent, is due on or before July 27, 2013.

The lender was given the right, at its option, to make an additional loan to the Company in the principal amount of $4,000,000. On May 17, 2012, the $4,000,000 was amended to $2,000,000.

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. If converted, the total market value of the shares would be $600,000. At December 31, 2012, no conversion had occurred.

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

Convertible notes payable as of December 31, 2012 and December 31, 2011, respectively, are shown below:

	December 31, 2012	December 31, 2011
Convertible Notes Payable – ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$0
Issued May 17, 2012	$130,000	$0
Issued May 25, 2012	$1,870,000	$0
Total	$2,600,000	$0
Discount on Notes Payable	$(460,734)	$0
Net Carrying Value	$2,139,266	$0

Outstanding convertible instrument
An optional conversion feature was included in the convertible term notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At December 31, 2012, the convertible note instruments had no beneficial conversion feature, thus a discount on the notes themselves, was not recognized, but the “detachable” warrants issued in conjunction with this financing, were assigned a fair value due to their beneficial conversion feature on a “fully-converted” basis. In addition, an “intrinsic value” was also assigned on the warrants, pursuant to generally accepted accounting principles, as governed by ASC 470-20-55-12.

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

	Allocation	Relative
Convertible Note – Issued on February 6, 2012	of Proceeds	Value

Face Value of Convertible Note	$600,000
No. of Common Shares	3,000,000
Current Market Value
Market Share price at Feb. 6, 2012	$0.200
Market Value of Stock, if converted	$600,000	$533,333

Fair Value - Warrants - At Time of Issuance - Feb 6, 2012
No. of Warrants Issued	3,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.025
Fair Value of Warrants	$75,000	$66,667

Total/Relative Value	$675,000	$600,000

Beneficial Conversion Option Calculation
Relative Note Value		$533,333

Face value of Note		$600,000

Market price of stock		$0.200000
Intrinsic Conversion price/share		$0.177778
Difference in price/share		$0.022222
Number of shares convertible		3,000,000
Beneficial Conversion Option for fully converted note		$66,667

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

	Allocation	Relative
Convertible Notes – Issued on May 17 and May 25, 2012	of Proceeds	Value

Face Value of Convertible Notes	$2,000,000
No. of Common Shares	10,000,000
Current Market Value
Market Share price at May 25, 2012	$0.200
Market Value of Stock, if converted	$2,000,000	$1,777,778

Fair Value - Warrants - At Time of Issuance – May 25, 2012
No. of Warrants Issued	10,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.0250
Fair Value of Warrants	$250,000	$222,222

Total/Relative Value	$2,250,000	$2,000,000

Beneficial Conversion Option Calculation
Relative Note Value		$1,777,778

Face value of Note		$2,000,000

Market value of stock		$0.200000
Intrinsic conversion price/share		$0.177778
Difference in price/share		$0.022222
Number of shares convertible		10,000,000
Beneficial Conversion Option for fully converted note		$222,222

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

Note I – Contract Payable

On April 27, 2012, the Company entered into an agreement with Chattel, LLC, a Montana limited liability company, for the purchase of certain real property located in Silver Bow County, Montana. The contract for deed executed on August, 2012 was for a total purchase price was $1,500,000, with an earnest deposit of $50,000 placed prior to close of escrow. Interest on the unpaid balance is at a rate of four (4%) percent per annum. Payment terms are 1) $50,000 at close of escrow, plus accrued interest, 2) $50,000, plus accrued interest, due on the first and second anniversary date of the date of closing and 3) the balance due, including accrued interest, on the third anniversary date of the date of closing. In case of default, seller’s sole recourse shall be to reclaim all rights under the contract and buyer shall be liable for all payments in arrears, including interest.

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value.  Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees paid were capitalized, thus no liability is recognized.

Note J - Income Taxes

The Company has reported (for income tax purposes) net operating losses for 2012, 2011 and prior years as follows:

Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	$101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	$213,736
Net Operating Loss - Year 2008	237,958
Net Operating Loss carry-forward to Year 2009	$451,694
Net Operating Loss - Year 2009	62,811
Net Operating Loss carry-forward to Year 2010	$514,505
Net Operating Loss - Year 2010	47,369
Net Operating Loss carry-forward to Year 2011	$561,874
Net Operating Loss - Year 2011	1,061,616
Net Operating Loss carry-forward to Year 2012	$1,623,490
Net Operating Loss - Year 2012	1,468,831
Net Operating Loss carry-forward to Year 2013	$3,092,321

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At December 31, 2012, the Company recorded a deferred tax benefit of $1,105,626 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables which average 34% at December 31, 2012 and December 31, 2011.

Net deferred tax assets consist of the following components:	December 31,	December 31,
	2012	2011

Deferred Tax Asset	$1,105,626	$667,468
Valuation Account	(1,105,626)	(667,468)
Net Deferred Tax Asset	$0	$0

At December 31, 2012, The Company had a net operating loss carry-forward of $3,092,321 for federal income tax purposes that may be offset against future taxable income from years 2013 through 2031. Our deferred tax benefit is adjusted for interim results, but we simultaneously adjust the allowance for a net zero effect. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

On August 28, 2012, the Company issued 271,452 shares of common stock at $0.20 per share in exchange for an outstanding debt owed to a shareholder/officer.

At December 31, 2012, the Company had authorized 500,000,000 shares of common stock, 37,052,280 shares had been issued and are outstanding.

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

On November 1, 2010, stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. All these options were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan. These option grants are fully vested and expire on November 1, 2015. Stock compensation expense of $396,000 was recognized based on the Black-Scholes valuation of $0.12 per share of common stock

On November 5, 2012, stock options for 400,000 shares were granted to directors at an exercise price of $0.34, which was in excess of the quoted market price of $0.30 of the Company’s shares at the date of the grant. Stock options for 150,000 shares granted to new directors are fully vested and expire on November 5, 2015. The additional stock options for 250,000 shares issued to all directors vest on September 15, 2013.  All these options were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan.   Stock compensation expense of $28,000 was recognized based on the Black-Scholes valuation of $0.07 per share of common stock.

No options were exercised or forfeited during the year 2012 or 2011.

Compensation expense has been recorded pursuant to ASC 718 – Compensation – Stock Compensation based on fair value derived by means of applying the Black Scholes (BSM) option-pricing model as follows.

The fair value of each option granted on November 1, 2010 was calculated assuming an expected life of five years, current stock price of $0.12 per share, an exercise price of $0.20 per share, an annual risk-free interest rate of 3.0% and a dividend yield of zero yielding a volatility of greater than 823%.

The fair value of each option granted on November 5, 2012 was calculated assuming an expected life of five years, current stock price of $0.30 per share, an exercise price of $0.34 per share, an annual risk-free interest rate of 3.0% and a dividend yield of zero yielding a volatility of less than 1%.

A summary of the status of the Company’s stock options as of December 31, 2012 and changes during the year then ended, is presented below:

	No. of shares	Weighted Average Exercise Price	Average Contractual Life

Outstanding – January 1, 2012	3,300,000	$0.20	3.8 years
Granted - November 5, 2012	400,000	$0.34	5.0 years
Exercised	0	-
Forfeited	0	-
Outstanding – December 31, 2012	3,700,000	$0.22	3.0 years

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

On May 20, 2011 and June 14, 2011, as a component of the 8,238,998 “units” the Company sold in private placements, the Company issued 8,238,998 Class A common stock warrants, each granting the holder the right to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expires in three years. At December 31, 2012, none had yet been exercised.

On February 6, 2012, the Company negotiated a convertible note agreement, whereby the lender was issued 3,000,000 warrants, with an expiry date of February 6, 2015, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the initial note is convertible. (Refer to Note H - Convertible Note Payable). At December 31, 2012, none had yet been exercised.

On May 17 and May 25, 2012, the Company negotiated convertible term notes of $130,000 and $1,870,000, respectively, aggregating $2,000,000, whereby the lender was issued an additional 10,000,000 warrants, with an expiry date of May 25, 2015, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible (Refer to Note H - Convertible Note Payable). At December 31, 2012, none had yet been exercised

On August 28, 2012, the Company issued Harold R. Shipes, its Chief Executive Officer and Director, a total of 271,452 shares of common stock in exchange for debt, plus 271,452 warrants, exercisable at $0.40 per share for a number of shares equal to the number of shares issued. These warrants expire on August 28, 2015. At December 31, 2012, none had yet been exercised.

A summary of warrant activity for year 2012 and year 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding, January 1, 2010	0		0
Granted	8,238,998	$0.20	8,238,998	$0.20
Exercised	0		0
Outstanding, December 31, 2011	8,238,998	$0.20	8,238,998	$0.20
Granted	3,000,000	$0.40	3,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2012	11,238,998	$0.32	11,238,998	$0.32
Granted	10,000,000	$0.40	10,000,000	$0.40
Exercised	0		0
Outstanding, June 30, 2012	21,238,998	$0.32	21,238,998	$0.32
Granted	271,452	$0.40	271,452	$0.40
Exercised	0		0
Outstanding, December 31, 2012	21,510,450	$0.32	21,510,450	$0.32

At December 31, 2012, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Range of Warrant Exercise	Warrants Outstanding		Warrants Exercisable
	Number of Warrants	Weighted-Average Exercise Price	Number of Warrants	Weighted-Average Exercise Price

$0.20	7,699,998	$0.20	7,699,998	$0.20
$0.20	539,000	$0.20	539,000	$0.20
$0.40	3,000,000	$0.40	3,000,000	$0.40
$0.40	10,000,000	$0.40	10,000,000	$0.40
$0.40	271,452	$0.40	271,452	$0.40
	21,510,450		21,510,450

Note L - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	December 31,	December 31,
	2012	2011
Due From Related Parties
Atlas Precious Metals, Inc.	$0	$236
Arimetco International, Inc.	0	63
Total	$0	$299
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$1,608	$15,443
Clinton W. Walker – Director	12,500	0
H. Eugene Dunham – Director	12,500	0
Michael Harrington – Director	12,500	0
Russel D. Alley – Director	12,500	0
Danielle Lang	610	0
Atlas Precious Metals, Inc.	0	10,123
Total	$52,218	$25,566

Related party transactions have occurred with the following related party entities:

At December 31, 2011, owed $25,566 to related parties. The Company rents (subleases) its administrative offices in Tucson, Arizona from Atlas Precious Metals Inc., an affiliate, and is provided telephone service as well. At December 31, 2012, all rents were current and on December 31, 2011, a total of $10,123 was outstanding.

Arimetco International, Inc. and Atlas Precious Metals Inc. utilize periodic courier services paid by the Company and reimburses the Company. At December 31, 2012, there was no balance owing the affiliated companies and on December 31, 2011, the affiliated companies were due $299.

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, does extensive travel related to the Company’s holdings or prospective holdings, reimbursable by the Company. At December 31, 2012 and December, 31, 2011, Mr. Shipes was owed $1,608 and $15,443, respectively.

Commencing with the month of September, 2012, the Company approved compensation to its Board of Directors of $50,000 each annually. At December 31, 2012, the Company owed its directors $50,000.

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

Note M – Deferred Income

On November, 10, 2012, the Company, as the “Lessor”, entered into a mineral lease agreement with Calico Exploration, LLC, a Delaware limited liability company (“Calico”), which provides for the Company’s lease of certain claims located in San Bernadino County, California. The lease provides for a 10-year term with Calico’s option to continue the lease for up to a maximum of 75 years. Calico is required to make a $100,000 down payment to the Company, which Calico has already paid. Calico is also required to pay the Company annual lease payments of $50,000 and a net smelter return production royalty of two percent (2%) on a quarterly basis, commencing January 1, 2013.  Prior to the payment of any net smelter return, the Company has a pre-emptive right and the first right of refusal to participate in up to forty (40) percent of the claims plus an area of influence of two thousand (2,000) feet in any direction of the outside boundaries.

Note N– Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through December 31, 2012 are $1,237,300. Exploration costs incurred for the years ended December 31, 2012 and December 31, 2011 were $870,543 and $82,835, respectively.

Note O – Reclassification

Subsequent to filing the annual 10-K report for the year ended December 31, 2011, a reclassification of $10,000 was made from Accounts Payable –Trade to Note Payable to reflect the proper nature of the liability on the Balance Sheet as of December 31, 2011.

Note P – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has disclosed all material events that have transpired subsequent to December 31, 2011 up through the issuance date, which includes the following:

On February 21, 2013, the Company procured additional financing in the amount of $2.2 million from ISLV Partners, LLC by the issuance of convertible notes pursuant to the 2nd Amendment to its February 6, 2012 Convertible Note Agreement.  Under the terms of the 2nd Amendment, ISLV Partners, LLC loaned an initial amount of $1,000,000 and shall have the right to loan an additional amount up to $1,200,000 by April 15, 2013.  The note is convertible into International Silver, Inc. common stock at $0.20 per share.  In addition, the Company issued to ISLV Partners, LLC a warrant to purchase 5,000,000 additional common stock shares at an exercise price of $0.40 per share, exercisable through February 21, 2016.  Net proceeds from the loan will be used for working capital, exploration and corporate development purposes.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2011 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●
The small size of our Company limits our ability to achieve the desired level of separation our internal controls and financial reporting. We do have a separate CEO and CFO, however we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company due to lack of independence. Until such time as we are able to install an audit committee, we do not meet the full requirement for separation. In the interim, we will continue to strengthen the role of our CEO and CFO and their review of our internal control procedures.

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

Our management determined that there were no other changes made in our internal controls over financial reporting during 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth our corporate officers and directors:

Name of Service	Age	Position	Director Since

Harold Roy Shipes	70	President/CEO/Chairman/Director	9/92

Herbert E. Dunham	69	Director	6/06

Michael S. Harrington	75	Director	10/07

John Kennedy	59	Director	8/12

Clinton W. Walker	50	Director	8/12

Russell D. Alley	66	Director	8/12

John A. McKinney	52	Chief Financial Officer/Executive Vice President

Matthew J. Lang	36	Vice President/Corporate Secretary

Mr. Harold Roy Shipes, Chairman/Director/Chief Executive Officer. Mr. Shipes has been our President/Chief Executive Officer since April 13, 1999, and our co-founder and Chairman of the Board since 1992. From 1992 until December 2011, Mr. Shipes provided us with engineering services, specializing in mining related engineering projects. Including his affiliation with us, Mr. Shipes has over 40 years experience in the mining industry in senior management positions with companies around the world and has worked extensively in copper, zinc and precious metals, as well as engineering, construction and project development, as follows:

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

Mr. John Kennedy, Director.  Mr. Kennedy is a founding member of Empire Advisors LLC., a midmarket private equity fund based in Columbus, Ohio that is a significant investor in the Company. Empire is also an investor in other mining projects including CS Mining, LLC located near the Company’s Pioche project. Mr. Kennedy is also a Senior Partner at the law firm of Crabbe, Brown & James LLP where he practices government relations. Mr. Kennedy is a past appellate court judge and past president of City Council in Columbus Ohio. He received his Law degree in 1978 from Ohio Northern University-Claude W. Pettit College of Law and a Bachelor of Arts (Finance, with honors) degree in 1975, from the University of Bridgeport.

Mr. Clinton W. Walker, Director.  Mr. Walker is a General Partner at Clarity Partners, L.P., a venture capital and private equity firm based in Los Angeles, California. He is Chairman of the Board of CS Mining LLC., a copper, gold and silver mining company based in Milford, Utah.  Mr. Walker also sits on the boards of TelePacific Communications and CaseStack.  Mr. Walker received his Bachelor of Business Administration in Accounting in 1985 at Pacific Union College.

Mr. Russell D. Alley, Director. Mr.  Alley is President of CS Mining LLC., a copper, gold and silver mining company based in Milford, Utah.  Mr. Alley has over 40 years in the mining industry focused on base metals.  He received a Bachelor of Science degree in Metallurgical Engineering at the University of Arizona in 1968 and a Masters of Science degree in Management from Troy State University in 1975.

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

From 1979 to 1994, Mr. Harrington served in the following positions with Cyprus Minerals Company, previously known as Amoco Minerals Company, a subsidiary of Amoco Oil Company, a publicly held company located in Englewood, Colorado, whose shares were traded on the New York Stock Exchange: (a) from 1979 to 1989 as Vice President of Coal Development; (b) from 1982 to 1989 as Vice-President of Coal Sales and Marketing; and (c) positions held concurrently, from 1989 to 1990 as Vice President of General Corporate Development, and from January 1990 to December 1991 as Vice President of North Shore Mining Company, a Taconite pellet producer wholly owned by Cyprus Minerals Company; and (d) from January 1992 to June 2004 as Vice President of General Corporate Development.

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

Code of Ethics
We have adopted a Code of Ethics.

Corporate Governance:

a. Director Independence
Our common stock is quoted on the OTC Bulletin Board; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-B, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A)(2) (2007). Under this definition, four of our directors are not independent, therefore our Board of Directors cannot affirmatively determine that any of these four directors do not have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director.

b. Committees
Our Board of Directors, as a whole, decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has adopted procedures for considering executive and director compensation. We have elected not yet elected an audit committee due to lack of independence and a nominating committee because we have not sufficiently developed our operations since we changed our business model to exploration activities. We have established minimum criteria for the election of nominees to our Board of Directors and have a process or procedure for evaluating such nominees.

c. Shareholder Communications
Our Board of Directors has adopted a defined or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have also adopted a process for our security holders to communicate with our Board of Directors.

d. Board of Director Meetings
On August 9, 2012, three new members were appointed as directors, 1) John Kennedy, 2) Clinton W. Walker and 3) Russell D. Alley, bringing the total number of directors to six. Prior to these appointments, the Board approved resolutions during three different telephonic meetings.  Subsequent to the appointment of the three new directors the board held three telephonic meetings and two Board of Directors meetings were held with all members present.

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

e. Annual Shareholder Meetings
During 2012 and 2011, there was no annual shareholder meeting. We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance

Item 11.  Executive Compensation

The following table sets forth the total compensation currently being paid by us for services rendered by our executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation	Total ($)
Harold Roy Shipes	2011	111,323	0	0	0	0	111,323
President and Chief	2012	309,230	0	0	0	0	309,230
Executive Officer

John A. McKinney	2011	110,400	0	0	0	0	110,400
Executive Vice President	2012	216,000	0	0	0	0	216,000
and Chief Financial Officer

Matthew J. Lang	2011	70,062	0	0	0	0	70,062
Vice President, Secretary	2012	137,077	0	0	0	0	137,077

In 2012 and 2011, there was no deferred compensation to our officers.

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

DIRECTORS’ COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Harold R.	2011	$111,323	$0	$0	$0	$0	$0	$0	$111,323
Shipes	2012	$309,230	$0	$0	$0	$0	$0	$0	$309,230
John	2011	$0	$0	$0	$0	$0	$0	$0	$0
Kennedy	2012	$0	$0	$0	$0	$7,000	$0	$16,667	$23,667
ClintonW.	2011	$0	$0	$0	$0	$0	$0	$0	$0
Walker	2012	$0	$0	$0	$0	$7,000	$0	$16,667	$23,667
Russell D.	2011	$0	$0	$0	$0	$0	$0	$0	$0
Alley	2012	$0	$0	$0	$0	$7,000	$0	$16,667	$23,667
Herbert E	2011	$0	$0	$0	$0	$0	$0	$0	$0
Dunham	2012	$0	$0	$0	$0	$3,500	$0	$16,667	$20,167
Michael	2011	$0	$0	$0	$0	$0	$0	$0	$0
Harrington	2012	$0	$0	$0	$0	$3,500	$0	$16,667	$20,167

There was no compensation for the directors in 2011.

Stock Option Plan
On November 1, 2010, our Board of Directors authorized the approval of a stock option plan and on May 5th 2011, the board amended the plan.  The plan, which covers 3,800,000 shares, allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. No vesting will be required.

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

On November 5, 2012, stock options for 400,000 shares were granted to directors at an exercise price of $0.34, which was in excess of the quoted market price of $0.30 of our shares at the date of the grant. Stock options for 150,000 shares granted to new directors are fully vested and expire on November 5, 2015. The additional stock options for 250,000 shares issued to all directors vest on September 15, 2013.  All these options were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan.   Stock compensation expense of $28,000 was recognized based on the Black-Scholes valuation of $0.07 per share of common stock.

No options were exercised or forfeited during the year 2012 or 2011.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of March 28, 2013, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. There are not any pending or anticipated arrangements that may cause a change in control.

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

NAME AND ADDRESS	TITLE	CLASS OF SECURITIES	TOTAL SHARES OWNED	PERCENTAGE

Executive Officers and Directors
Harold Roy Shipes and his wife, Eileen Shipes (1) 11251 E. Camino Del Sahuaro Tucson, AZ 85749	Chief Executive Officer/Chairman of the Board	Common	7,235,417	10.8%

John McKinney and his wife, Lynette McKinney (2) 12509 E. Jeffers Place Tucson, AZ 85749	Executive Vice President/Chief Financial Officer	Common	5,404,000	8.1%

Matthew Lang (3) 9526 E. Corte Puente Del Sol Tucson, AZ 85748	Vice President /Secretary	Common	3,507,300	5.2%

Herbert E. Dunham (4) 6555 E. Via Cavalier Tucson, AZ 85715-4732	Director	Common	292,000	*

Michael Harrington (5) 2130 N. 164th Avenue Goodyear, AZ 85395	Director	Common	300,000	*

John Kennedy (6) 500 S. Front Street, Suite 1200 Columbus, OH 43215	Director	Common	50,000	*

Clinton W. Walker (7) 100 North Cresent Drive Beverly Hills, California 90210	Director	Common	50,000	*

Russell D. Alley (8) P.O. Box 608 1208 South 200 West Milford, Utah 84751	Director	Common	50,000	*

All directors and officers as a group(8)		Common	16,888,717	25.2%

5% Stockholders Atlas Precious Metals Inc. (9) 5210 E. Williams Circle, Suite 700 Tucson, AZ 85711		Common	5,933,000	8.9%

ISLV Partners, LLC 500 S. Front Street, Suite 1200 Columbus, OH 43215		Common	29,923,586	44.6%

Total			52,745,303	78.7%

(1) 6,235,417 shares held by Harold and Eileen Shipes as community property and 1,000,000 shares are held by Harold R. Shipes individually.  Includes 771,452 shares underlying currently exercisable options and warrants.
(2) 4,404,000 shares held by John and Lynette McKinney as joint tenants, and 1,000,000 shares are held by John McKinney individually. Includes 500,000 shares underlying currently exercisable options.
(3) 3,507,300 shares held by Matthew J. Lang.  Includes 500,000 shares underlying currently exercisable options.
(4) 192,000 shares held by Herbert E. and Ana Dunham as joint tenants, and 100,000 shares are held by Herbert E. Dunham individually.  Includes 100,000 shares underlying currently exercisable options.
(5) 300,000 shares held by Michael Harrington.  Includes 100,000 shares underlying currently exercisable options.
(6) Includes 50,000 shares underlying currently exercisable options.
(7) Includes 50,000 shares underlying currently exercisable options.
(8) Includes 50,000 shares underlying currently exercisable options.
(9) Harold Shipes is a shareholder, officer and director of Atlas Precious Metals Inc.; John McKinney and Matthew Lang are shareholders and officers of Atlas Precious Metals Inc. and Herbert Dunham is a shareholder of Atlas Precious Metals Inc.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 37,052,280 shares of common stock outstanding, including 26,510,450 warrants outstanding and 3,450,000 vested stock options outstanding as of March 28, 2013.

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

On March 1, 2010, we purchased a 70% interest in the Estrades Mine from Atlas Precious Metals, Inc., a related party as described above, in exchange for 6,000,000 shares of its common stock, at a share price of $0.0025 per share. The property is carried on our books on a fair value of the equity instrument issued basis. The value allocated to the acquired property is based on a 97.5% discount from the market price on the date of the transaction ($0.40 per share) based on the number of shares issued to the related party and the minimal trading volume of the common stock.

During March, 2010, we negotiated the terms in a contract for the sale of the Estrades Mine in exchange for 6,000,000 shares of common stock in Continental Mining and Smelting Limited, a related party. As of December 31, 2011, Continental Mining & Smelting LTD. had identified a CPC merger company, completed a NI 43-101 evaluation on the Estrades property and is seeking financing to complete the merger and go public.

Indebtedness to our Chief Executive Officer , Harold Roy Shipes

As of December 31, 2011, we owed our Chief Executive Officer, Harold R. Shipes, a total of $15,443 representing business expenses incurred on our behalf.

As of December 31, 2010, we owed our Chief Executive Officer, Harold R. Shipes, a total of $36,589 of which is accrued interest of $29,748 from various loans made in earlier years, with the balance representing business expenses incurred on our behalf.

As of December 31, 2009, we owed our Chief Executive Officer, Harold R. Shipes, a total of $86,589 of which is accrued interest of $79,748 from various loans made in earlier years, with the balance representing business expenses incurred on our behalf.

As of December 31, 2008, we owed our Chief Executive Officer, Harold R. Shipes, a total of $84,019 representing accrued interest from various loans made in earlier years. From December 1998 to December 31, 2008, our Chief Executive Officer, Harold R. Shipes, loaned us an aggregate of $335,508. These loans, which are unsecured, bear interest at a rate of ten (10%) percent per year.

On September 8, 2008, we issued 335,567 shares of our common stock to Harold R. Shipes, in satisfaction of $96,979 in loans from Mr. Shipes. $90,000 represented the principal portion of a $90,000 loan made in 2008; the remainder represents business debts Mr. Shipes incurred on our behalf.

On June 30, 2007, we issued 336,186 shares of our common stock to Mr. Shipes, in satisfaction of $168,093 of loans that he extended to us.

Stock Issuances to Directors

In 2011, there were no issuances of our common stock to our  Directors.

In 2010, Harold R. Shipes was issued 2,000,000 shares of common stock in exchange for reduction in our indebtedness to him in the amount of $ 50,000.

In 2009, Herbert E Dunham and Michael Harrington, each received 100,000 shares of our common stock for their services as a Director The shares issued to Director Dunham on October 6, 2009 were valued at $0.01 per share, for an aggregate value of $1,000. The shares issued to Director Harrington on October 6, 2009, were valued at $0.01 per share, for an aggregate value of $1,000.

On September 8, 2008, we issued 335,567 shares of our common stock to Harold R. Shipes, in satisfaction of $96,979 in loans from Mr. Shipes. $90,000 represented the principal portion of a $90,000 loan made in 2008; the remainder represents business debts Mr. Shipes incurred on our behalf.

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

On August 28, 2012, we issued Harold R. Shipes, our Chief Executive Officer and Director, a total of 271,452 shares of common stock in exchange for debt, plus 271,452 warrants, exercisable at $0.40 per share for a number of shares equal to the number of shares issued. These warrants expire on August 28, 2015. At December 31, 2012, none had yet been exercised.

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

Item 14 Principal Accountant Fees and Services

Principal Accountant Fees and Services

Audit Fees
Audit fees paid to our independent auditors, Seale and Beers, CPA’s in 2012 were $18,896.

Audit fees paid to our independent auditors, Seale and Beers, CPA’s in 2011 were $14,500.
.
Tax Fees
No such fees were paid to Seale and Beers, CPA’s at any time..

All Other Fees
No such fees were paid to Seale and Beers, CPA’s at any time

PART IV

Item 15 Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 23(a):	Consent of Seale and Beers, CPA’s dated March xx, 2013.

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

INTERNATIONAL SILVER, INC.

Dated: March 28, 2013	By:	/s/ Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chief Executive Officer, Chairman of the Board and Director	March 28, 2013
Harold R. Shipes	(Principal Executive Officer)

/s/ Herbert E Dunham	Director	March 28, 2013
Herbert E Dunham

/s/ Michael Harrington	Director	March 28, 2013
Michael Harrington

/s/ John Kennedy	Director	March 28, 2013
John Kennedy

/s/ Clinton W. Walker	Director	March 28, 2013
Clinton w. Walker

/s/ Russell D. Alley	Director	March 28, 2013
Russell D. Alley

/s/ John A. McKinney	Executive Vice President and Chief Financial Officer	March 28, 2013
John A. McKinney	(Principal Financial and Accounting Officer)