Form 10-K/A
period 2012-12-31
INTERNATIONAL SILVER INC
filed 2013-04-08
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K/A
(Amendment No. 1)

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

Issuer's revenues for its most recent fiscal year: $249,744. The number of shares of the registrant's $.0001 par value common stock outstanding as of April 8, 2013 was 37,052,280.

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

On August 24, 2010,  we conducted a private placement and issued an additional 2,000,000 shares of common stock at $0.02 per share for $40,000. Cork Investments, Inc. and Ron Nash, were each issued 1,000,000 shares of common stock.

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
March 22, 2013

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2012 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

Mr. John P. Kennedy, Director. Mr. Kennedy has been our Director since August, 2012. In 1975, Mr. Kennedy received his Bachelor of Science Degree in Finance (cum laude) from the University of Bridgeport in Bridgeport, Connecticut. Mr. Kennedy also received a Juris Doctor Degree in 1978 from the Pettit College of Law, Ohio Northern University.   In 1981, Mr. Kennedy joined the Columbus, Ohio law firm of Crabbe, Brown & James in 1981 as an associate attorney and specialized in civil litigation. He then became a partner of the firm in 1986. In 1988, Mr. Kennedy was appointed and thereafter elected three times to the Columbus City Council. As a city council member he served as chair to the Zoning and Finance Committees, as well as chair of various other committees. In 1994, his colleagues elected Mr. Kennedy President of the Columbus City Council. During his tenure as President, the City of Columbus experienced tremendous growth, geographically and financially. The City of Columbus became the largest and most populated City in the state of Ohio and achieved an AAA Financial Rating for its bonding capacity.

In 1999, Mr. Kennedy had the honor of being elected as one of eight judges to serve the 10th District Court of Appeals for the State of Ohio, a position he held until year 2002 when he decided to return to private practice as a partner with Crabbe, Brown & James. In July, 2004, the Governor appointed Mr. Kennedy to the Ohio Real Estate Commission and in 2007 where he was elected President of the Commission. In 2007, the Governor appointed Mr. Kennedy to serve on the Ohio Chiropractic Board. Mr. Kennedy also had the pleasure of serving as Columbus Mayor Michael Coleman’s Re-election Chairman.

Mr. Kennedy concentrates his law practice in governmental affairs, zoning, real estate development, and litigation, representing clients on matters pertaining to municipal, county, state government issues and other general business matters.

Mr. Kennedy serves on the Board of Ohio Children’s Hunger Alliance, the Board of Trustees for Columbus School for Girls and is a biweekly volunteer for Meals on Wheels.

Mr. Clinton Walker, Director, has served as our Director since August 9, 2012.   Since October 2000, Mr. Walker has been a General Partner at Clarity Partners, LP. Prior to Clarity Partners, from January 1997 to September 2000, Mr. Walker was the Vice President of Corporate Development at Global Crossing specializing in mergers, acquisitions and strategic investments. Previously, Mr. Walker was a Vice President at Pacific Capital Group from 1994 to 1998, an investment firm, where he participated in numerous transactions including the formation of Global Crossing, OpTel and Campuslink. From 1985 to 1994, Mr. Walker worked at Price Waterhouse in the Corporate Finance Group and Entrepreneurial Services Group where he was responsible for financial advisory assignments and accounting engagements in the middle market sector.  Mr. Walker has been a licensed Certified Public Accountant in the state of California since 1987.

Board Seats
Mr. Walker has served as a Member of other Board of Directors, as follows: (a) since 1985 with CaseStack; (b) since 2011 with Skye Mineral Partners, LLC; and (c) since 2005 with TelePacific Communications.

Education
In 1985, Mr. Walker received a Business Administration Degree  from Pacific Union College.

Mr. Russell D. Alley, Director. Mr. Alley has been our Director since August 9, 2012.  From 2011 to present, Mr. Alley has been the President of CS Mining, a producing copper company located in Milford, Utah.  Mr. Alley is a highly experienced manager of mining operations and has extensive industry experience in operating projects similar to those of CS Mining. He has industry-recognized expertise in unit cost control and productivity. While at Southern Peru Copper from month/year to month/year or just year to year from 1981 to 1992, he formulated operations and maintenance plans during Peru's worst economic crisis with 10,000% inflation and severe political instability and he generated corporate profits above forecast while maintaining full production rate. In that project, he directed the feasibility/engineering study and gained board approval of a $100mm copper dump leach SX-EW project, which was the first of its kind in the company/country. Mr. Alley also previously managed the start-up and successful operation of the Franke mine, completed exploration, pre-feasibility and an economic study for the Sierra Gorda property, and turned around non-performing assets in Zambia, increasing copper output 50% and silver output 100%. In an executive capacity, he successfully built and/or operated processing operations in Chile, Canada, Zambia, Peru and the United States. He is a skilled metallurgist experienced in the implementation of quality management processes and the processing of skarn ores.

Mr. Alley has 40 years in senior management positions in the mining industry and most recently has held these positions:

a)	From 2011 to current, Mr. Alley has served as the President of CS mining, a producing copper company.
b)	From 2009 to 2011, Mr. Alley served as the President of Mineral Quadra Chile Limitada and Vice President of Sierra Gorda Operations owned by Quadra FNX Mining Ltd., Antofagasta, Chile.
c)
From 2006 to 2009, Mr. Alley served as the Executive Vice President, of Mineral Hecla- Venezuela and from 2004 to 2006 Mr. Alley served as General Manager of  Minera Hecla-Mexico, both companies of which are owned by Hecla Mining Company.

d)	From 2003 to 2004 Mr. Alley served as the Chief Executive Officer of Konkola Copper Mines PLC, located in Chingola, Zambia.

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

INTERNATIONAL SILVER, INC.

Dated: April 8, 2013	By:	/s/ Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chief Executive Officer, Chairman of the Board and Director	April 8, 2013
Harold R. Shipes	(Principal Executive Officer)

/s/ Herbert E Dunham	Director	April 8, 2013
Herbert E Dunham

/s/ Michael Harrington	Director	April 8, 2013
Michael Harrington

/s/ John Kennedy	Director	April 8, 2013
John Kennedy

/s/ Clinton W. Walker	Director	April 8, 2013
Clinton w. Walker

/s/ Russell D. Alley	Director	April 8, 2013
Russell D. Alley

/s/ John A. McKinney	Executive Vice President and Chief Financial Officer	April 8, 2013
John A. McKinney	(Principal Financial and Accounting Officer)