Form 10-Q
period 2013-03-31
INTERNATIONAL SILVER INC
filed 2013-05-09
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 8, 2013
Common Stock, $0.0001 Par Value	37,052,280

Exhibit Index located at page 40

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of International Silver, Inc. as of March 31, 2013, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2013 and 2012, and for the period from inception on June 16, 2006 through March 31, 2013, and condensed consolidated statements of cash flows for the three-month periods then ended and for the period from inception on June 16, 2006 through March 31, 2013. These interim financial statements are the responsibility of the Corporation's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has minimal revenues, has negative working capital at March 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
May 8, 2013

50S. Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Three Months March 31, 2013
(Unaudited)

and

For the Year Ended December 31, 2012
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At
	March 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$515,665	$211,188
Accounts receivable	87,246	61,323
Prepaid rent - related party - Note C	10,280	-
Prepaid expenses - Note C	71,706	105,651
Total Current Assets	$684,897	$378,162

PROPERTY,PLANT AND EQUIPMENT- Note D
Mineral properties	$103,388	$103,388
Leasehold Improvements	26,812	26,812
Equipment	5,399	5,399
Furniture & Fixtures	11,877	3,502
Computer equipment	5,854	2,429
	$153,330	$141,530
Accumulated depreciation	(7,433)	(6,240)
	$145,897	$135,290

OTHER ASSETS - NOTE E
Deposit toward investment - Note F	$160,000	$150,000
Other Deposits - Note G	49,406	49,406
	$209,406	$199,406

TOTAL ASSETS	$1,040,200	$712,858

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$52,605	$234,745
Payroll taxes payable	14,606	8,658
Accrued expenses	243,749	194,882
Due to related parties - Note L	65,144	52,218
Deferred Income - Note M	37,671	-
Total Current Liabilities	$413,775	$490,503

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$3,095,238	$2,139,266
	$3,095,238	$2,139,266

Total Liabilities	$3,509,013	$2,629,769

SHAREHOLDERS' EQUITY - Note K
Common stock
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/12 - 36,780,828
issued & o/s at 03/31/13 - 37,052,280	$3,705	$3,705
Additional paid-in capital	4,178,526	3,260,984
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(6,475,010)	(5,005,566)
Total Shareholders' Equity	$(2,468,813)	$(1,916,911)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,040,200	$712,858

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended				Inception (June 16, 2006) of Exploration Stage through
	March 31, 2013		March 31, 2012		(March 31, 2013)

REVENUES
Mineral lease income		$12,329		$-	$112,329
Consulting-third parties		85,154		-	279,097
Consulting-related parties		-		-	397,090
Total Revenues		$97,483		$-	$788,516

Operating Expenses
Exploration costs		$117,085		$34,053	$1,354,385
General and administration
Rent expense - related party		30,839		28,500	320,136
Rent expense - third party		7,500		-	7,500
Bad debt expense		-		-	41,860
All other general & administrative		445,251		312,842	3,818,484
Depreciation and depletion		1,194		39	2,644
Total operating expenses		$601,869		$375,434	$5,545,009

Operating Income/(Loss)		$(504,386)		$(375,434)	$(4,756,493)

Other Income/(Expense)
Gain on settlement of debt		$-		$-	$1,678,634
Impairment loss		-		-	(1,733,456)
Interest expense		(965,058)		(60,536)	(1,663,695)
Total other income/(expense)		$(965,058)		$(60,536)	$(1,718,517)

Net Income/(Loss)		$(1,469,444)		$(435,970)	$(6,475,010)

Basic Earnings per Share
Income/(Loss) per Share	$	(0.04)	$	(0.01)

Weighted Average Shares
Outstanding		37,052,280		36,780,828

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16,
	Three Months Ended		2006) of Exploration Stage through
	March 31,	March 31,	(March 31,
	2013	2012	2013)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(1,469,444)	$(435,970)	$(6,475,010)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	1,194	39	2,644
Impairment loss	-	-	1,733,456
Gain on settlement on debt	-	-	(1,678,634)
Financing cost	873,512	9,232	1,287,614
Stock compensation expense	-	-	424,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(25,923)	236	162,415
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	23,665	(8,762)	(85,460)
(Decrease)/Increase in payables	(163,265)	30,268	119,187
(Decrease)/Increase in accrued expenses	48,867	39,599	267,370
(Decrease)/Increase in deferred income	37,671		37,671
Net Cash Flows (used by) Operating Activities	$(673,723)	$(365,358)	$(3,910,045)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Leasheold Improvements	-	-	(26,812)
Purchase of equipment, furniture & fixtures	(11,800)	-	(24,253)
Building improvements	-	-	(14,822)
Deposits towards investment	(10,000)	(10,000)	(160,000)
Nonrefundable deposit - Option payment	-	-	(35,000)
Refundable deposit - reclamation bond	-	-	(14,406)
Purchase of mineral land	-	(47,500)	(103,388)
Net Cash Flows from Investment Activities	$(21,800)	$(57,500)	$(558,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$-	$-	$1,329,290
Less: Stock issuance costs	-	-	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	1,000,000	600,000	3,675,000
Debt service payments	-	-	(100,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$1,000,000	$600,000	$4,952,761

Net Increase/(Decrease) in Cash	$304,477	$177,142	$484,035

Beginning Cash Balance	$211,188	$1,913	$31,630

Ending Cash Balance	$515,665	$179,055	$515,665

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Three Months Ended		(June 16, 2006 through
	March 31,	March 31,	March 31,
	2013	2012	2013)
The Company issued shares of its common stock in exchange for the following:
For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	-	-	156,651
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$-	$729,108
Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250
Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000
Issuance of incentive stock option grants
Grants issued	$-	$-	$424,000
The Company relinquished its mining property in exchange for the following:
For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Treasury Stock/		Prior	During
	Share	No. of	$ 0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total

At January 1, 2011		28,581,753	$2,859	$1,389,121	0	$0	$(176,034)	$(1,151,140)		$64,806
Shares issuable
March 31, 2011	$0.650	0			25,000	16,250				16,250
Retirement of convertible note
April 21, 2011	$0.205	499,077	50	102,309	(25,000)	(16,250)				86,109
Private placement:
May 18, 2011	$0.150	2,666,667	266	399,734						400,000
May 25, 2011	$0.150	1,333,334	133	199,867						200,000
May 27, 2011	$0.150	1,500,001	150	224,850						225,000
May 31, 2011	$0.150	533,331	53	79,947						80,000
June 1, 2011	$0.150	333,333	33	49,967						50,000
June 15, 2011	$0.150	1,000,000	100	149,900						150,000
June 23, 2011	$0.150	333,332	34	49,966						50,000
Stock issuance costs				(139,725)						(139,725)
Net Income/(Loss)								(1,303,000)		(1,303,000)
At December 31, 2011		36,780,828	$3,678	$2,505,935	0	$0	$(176,034)	$(2,454,140)	$	(120,561)
Convertible Debt
Issuance of Warrants
February 6, 2012				133,334						133,334
Convertible Debt
Issuance of Warrants
May 25, 2012				444,444						444,444
Shares exchanged for debt
August 28, 2012	$0.200	271,452	27	54,263						54,290
Cost of Discounted Shares
August 28, 2012				95,008						95,008
Stock option - grants issued
November 7, 2012	$0.070			28,000						28,000
Net Income/(Loss)								(2,551,426)		(2,551,426)
At December 31, 2012		37,052,280	$3,705	$3,260,984	0	$0	$(176,034)	$(5,005,566)		$(1,916,911)
Convertible Debt
Issuance of Warrants
February 21, 2013				917,542						917,542
Net Income/(Loss)								(1,469,444)		(1,469,444)

At March 31, 2013		37,052,280	$3,705	$4,178,526	0	$0	$(176,034)	$(6,475,010)		$(2,468,813)

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

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada
On November 6, 2010, the Company has entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. The Company has completed a preliminary drilling program and is in the process of analyzing their findings. At March 31, 2013, there are no proven and probable reserves.

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

Condensed Financial Statements
The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended March 31, 2013 and December 31, 2012 and results of operations for the comparative periods for the three months ended March 31, 2013 and March 31, 2012. Cash flows are presented for the comparative periods for the three months ended March 31, 2013 and March 31, 2012.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Going Concern
The Company’s interim condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. There is substantial doubt of the ability of the Company to continue as a going concern since it is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of International Silver, Inc. and its subsidiaries Western States Engineering, Inc., International Silver Nevada, Inc. and Butte Silver Mines, Inc. for the three months ended March 31, 2013 and March 31, 2012. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

Concentrations and Economic Vulnerability
During the first quarter of 2013 and the first half of 2012, the Company negotiated additional financing and as a result, the entirety of the Company’s tangible property, currently owned or acquired hereafter, is collateral for the ISLV Partners, LLC. (Refer to Note H – Convertible Note Payable).

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At March 31, 2013 trade receivables were $87,246 and at December 31, 2012, trade receivables were $61,323. No allowance for uncollectible accounts was established, as management deem the accounts as fully-collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of “significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At March 31, 2013 and December 31, 2012, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method. At March 31, 2013 and December 31, 2012, the value of the Company’s investments in Continental Mining & Smelting Limited was considered impaired. See Note E – Other Assets – Investments in Stocks.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At March 31, 2013 and December 31, 2012, all mineral interests were in the exploration stage.

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

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of March 31, 2013, there was $7,433 in accumulated depreciation and no amortization has taken place on any of the mineral interests, as the Company is in the exploration stage.

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

At March 31, 2013, an impairment test was conducted on the Company’s mineral land holdings and no impairment loss is required. Refer to Note D – Property. Plant and Equipment – Mining Properties.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

At March 31, 2013, income was recognized from management and engineering contracts from Western States Engineering, Inc., a subsidiary of International Silver, Inc.  As of March 31, 2013, there has been no production from any of the Company's mineral properties, since these properties are still in the exploratory stage.

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

On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. On November 7, 2012, the Company granted its members of the Board of Directors additional stock options. (Refer to Note K – Shareholders’ Equity)

On February 21, 2013, the Company executed an additional convertible note, whereby the lender was granted warrants to purchase additional shares of common stock of the Company. Refer to Note H – Convertible Notes Payable).

As of March 31, 2013 and December 31, 2012, no options nor warrants had been exercised.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash investing and financing transactions during the three months ended March 31, 2013 were $873,512 and $9,232 for the three months ended March 31, 2012. During the three months ended March 31, 2013, non-cash investing and financing activities reflected amortization of discount on notes issued by ISLV Partners, LLC. (refer to Note H – Convertible Notes Payable)

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On March 31, 2013 and December 31, 2012, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense

At March 31, 2013, prepaid expenses reflect the unexpired portion of mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Disclosure of lease terms is explained in Note D – Property, Plant and Equipment. During the three months ended March 31, 2013, the lease on New Butte, located in the State of Montana, was renewed and commercial insurance coverage was taken out on the Caselton Mill, located in the State of Nevada. At March 31, 2013, the balance of prepaid expenses reflect the unamortized portion of prepaid commercial and director & officer professional liability insurance, prepaid mine leases and a partial prepayment remaining on metallurgical work being done on the Caselton tailings, resulting in a prepaid expense balance of $81,986 at March 31, 2013, compared to a balance of $105,651 at December 31, 2012, summarized below:

	March 31, 2013	December 31, 2012

Prepaid mine leases	$42,561	$49,096
Prepaid commercial insurance	4,091	5,603
Prepaid director & officer insurance	18,091	35,413
Prepaid expense – metallurgical services	3,191	14,321
Prepaid rent	2,500	0
Prepaid expense – other	1,272	1,218
Sub-total	$71,706	$105,651
Prepaid rent – related party	10,280	0
Total prepaid expenses	$81,986	$105,651

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

Prince Mine Lease – Lincoln County , Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. During 2012, a preliminary drilling program was undertaken by the Company. At March 31, 2012 there were no proven or probable reserves.

The five-year lease requires annual lease payments of $50,000 payable annually on each anniversary date from the date of the lease agreement. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments are as follows:

November 6, 2013	$50,000
November 6, 2014	$50,000

Total	$100,000

Lease expense on the Prince Mine since inception of the lease on November 6, 2010 through March 31, 2013 is $120,000. For the three months ended March 31, 2013, lease expense was $12,329.

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

January 15, 2014 - $15,000 annually	$15,000
January 15, 2015 - $15,000 annually	$15,000
Each January 15th - $20,000 annually - Years 2016 – 2020	$100,000
Each January 15th - $25,000 annually - Years 2021 – 2030	$250,000
Each January 15th - $50,000 annually - Years 2031 – 2060	$1,500,000
Each January 15th - $75,000 annually - Years 2061 – 2062	$150,000

Total	$2,030,000

The lease payment due January 15, 2013 was timely paid.

Additionally, the Company agrees to pay the “lessor” a Net Smelter Returns Royalty of three percent (3%) on production of gold, silver and various other metals.

Lease expense on the New Butte property since inception of the lease on December 1, 2011 through March 31, 2013 was $18,698.

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

Lease expense on the Continental Public Land Trust since inception of the lease on April 23, 2012 through March 31, 2013 was $18,740.

Leasehold Improvements, Equipment, Furniture and Fixtures
Acquisitions during the three months ended March 31, 2013 consisted of office furniture and computers for the newly-established exploration office at Butte, Montana. At March 31, 2013, total leasehold improvements, equipment and office furniture acquisitions were $49,942.

At March 31, 2013, property, plant and equipment is comprised of the following:

Land – Mining Properties	$103,388
Leasehold Improvements	26,812
Equipment	5,399
Furniture and Fixtures	11,877
Computer Equipment	5,854
$153,330
Accumulated Depreciation	(7,433)
$145,897

Depreciation expense for the three months ended March 31, 2013 was $1,194 and accumulated depreciation was $7,433.

Note E – Other Assets

Investments in Stock
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”), a Canadian company. At March 31, 2013, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001.

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

The Company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2012 and March 31, 2013, there is no measurable value in the common stock of Continental Mining and Smelting Limited. Continental Mining and Smelting Limited has been trying to obtain financing in order to enter the development stage of their mining operations, but has been unsuccessful thus far.

At March 31, 2013, the Company’s share of losses for the year then ended were $16,899 and cumulative losses inception to–date are $215,259. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At March 31, 2013, the Company held the following securities:	No of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

Note F - Deposits Towards Investment

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

The Company is obligated to make an initial cash capital contribution of $50,000 and sequential funding to be used to complete a Phase 1 site investigation.

As of March 31, 2013, the Company had reimbursed Aurum, LLC $160,000 for holding costs on property associated with a joint venture between the Company and Aurum, LLC. These funds are recognized as a deposit towards the investment in the joint venture with Aurum, LLC. Pursuant to the joint venture agreement, these costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.

Note G - Other Deposits

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

Note H – Convertible Notes Payable

Convertible Note Purchase Agreement – Initial Financing
On February 6, 2012, the Company entered into a Convertible Note Purchase Agreement with ISLV Partners, LLC (the Lenders) to provide funding in the amount of $600,000 for working capital and other corporate purposes. The general terms and conditions of the loan provided that the “lenders” retain out of the funding, the sum of the $90,300 and $80,000, to satisfy full repayment of the cognovit promissory notes which were assigned to the lender, including all unpaid accrued interest to the closing date. The initial note in the principal amount of $600,000 is secured by the mortgages, deeds of trust, fixture filings, security agreements and assignment of leases and rents, and such security agreements executed and delivered on the closing date, pursuant to which certain real properties owned by the Company and /or any subsidiary, as more particularly specified in such mortgages, deeds of trust, assignment of leases and rents are pledged as collateral security for the obligations (Initial Mortgages). The principal and unpaid interest, at a per annum interest rate of eight (8%) percent, is due on or before July 27, 2013.

Convertible Note Agreement – First Amendment
On May 17, 2012, the Company executed an amendment to the Convertible Note Agreement, dated February 6, 2012, giving ISLV Partners, LLC, the option to make an additional loan in the principal amount of up to $2,000,000. Under the terms of the First Amendment, ISLV Partners, LLC advanced the Company an amount of $130,000 on May 17, 2012 and a loan for an additional $1,870,000 on May 25, 2012. The note is convertible into International Silver, Inc. common stock at $0.20 per share. In addition, the Company issued to ISLV Partners, LLC a warrant to purchase 10,000,000 additional common stock shares at an exercise price of $0.40 per share, exercisable through May 25, 2015. Net proceeds from the loan will be used for working capital, exploration and corporate development purposes.

Convertible Note Agreement – Second Amendment
On February 13, 2013, the Company executed a second amendment to the Convertible Note Agreement, dated February 6, 2012, giving ISLV Partners, LLC, the option to make an additional loan in the principal amount of up to $2,200,000. Under the terms of the Second Amendment, ISLV Partners, LLC loaned an initial amount of $1,000,000 on February 21, 2013 and shall have the right to loan an additional amount up to $1,200,000 by April 15, 2013. The note is convertible into International Silver, Inc. common stock at $0.20 per share. In addition, the Company issued to ISLV Partners, LLC a warrant to purchase 5,000,000 additional common stock shares at an exercise price of $0.40 per share, exercisable through February 21, 2016. Net proceeds from the loan will be used for working capital, exploration and corporate development purposes.

The following table summarizes the net carrying value, after the discount on the notes resulting from the issuance of warrants:

	March 31, 2013	December 31, 2012
Convertible Notes Payable – ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$600,000
Issued May 17, 2012	130,000	130,000
Issued May 25, 2012	1,870,000	1,870,000
Issued February 21, 2013	1,000,000	0
Total	$3,600,000	$2,600,000
Discount on Notes Payable	(504,762)	(460,734)
Net Carrying Value	$3,095,238	$2,139,266

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At March 31, 2103, no conversion had occurred.

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

Outstanding convertible instrument
An optional conversion feature was included in the convertible term notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At March 31, 2013, the convertible note instruments had no beneficial conversion feature, thus a discount on the notes themselves, was not recognized, but the “detachable” warrants issued in conjunction with this financing, were assigned a fair value due to their beneficial conversion feature on a “fully-converted” basis. In addition, an “intrinsic value” was also assigned on the warrants, pursuant to generally accepted accounting principles, as governed by ASC 470-20-55-12.

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

Warrants
Detachable warrants issued by the Company providing the Lender with the option to purchase 18,000,000 shares of the Company’s common stock during year ended December 31, 2012 and the three months ended March 31, 2013 are as follows:

Warrants Issued February 6, 2012
On February 6, 2012, the Company, in conjunction with the issuance of the initial convertible note in the amount of $600,000, issued a total of 3,000,000 “detachable” warrants to ISLV Partners, LLC for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share. The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible. The beneficial conversion option was derived as follows:

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

Warrants Issued May 25, 2012
On May 25, 2012, the Company, in conjunction with the issuance of the two additional convertible notes in the amount of $130,000 and $1,870,000, issued a total of 10,000,000 “detachable” warrants to ISLV Partners, LLC for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share. The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible. The beneficial conversion option was derived as follows:

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

Warrants Issued on February 21, 2013
On February 21, 2013, the Company, in conjunction with the issuance of the an additional convertible note in the amount of $1,000,000, issued a total of 5,000,000 “detachable” warrants to ISLV Partners, LLC for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share. The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible. The beneficial conversion option was derived as follows:

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$1,000,000
No. of Common Shares	5,000,000
Current Market Value
Market Share price at February 21, 2013	$0.35
Market Value of Stock, if converted	$1,750,000	$916,230

Fair Value - Warrants - At Time of Issuance – February 21, 2013
No. of Warrants Issued	5,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.032
Fair Value of Warrants	$160,000	$83,770

Total/Relative Value	$1,910,000	$1,000,000

Beneficial Conversion Option Calculation
Relative Note Value		$916,230

Face value of Note		$1,000,000

Market value of stock		$0.200
Intrinsic conversion price/share		$0.183
Beneficial Conversion Option for fully converted note		$833,770

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

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value. Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees paid were capitalized, thus no liability is recognized as of March 31, 2013.

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

At March 31, 2013, the Company recorded a deferred tax benefit of $1,223,959 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables which average 34% at March 31, 2013 and December 31, 2012.

Net deferred tax assets consist of the following components:	March 31,	December 31,
	2013	2012

Deferred Tax Asset	$1,223,959	$1,105,626
Valuation Account	(1,223,959)	(1,105,626)
Net Deferred Tax Asset	$0	$0

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

Common Stock Issued and Outstanding
On August 28, 2012, the Company issued 271,452 shares of common stock at $0.20 per share in exchange for an outstanding debt owed to a shareholder/officer.

At March 31, 2013, the Company had authorized 500,000,000 shares of common stock, 37,052,280 shares had been issued and are outstanding.

Stock Option Plan
At November 1, 2010, the Board of Directors (“Board”) of the Company authorized the approval of a stock option plan (the “Plan”). The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates.

On February 28, 2013, the Board of Directors amended the Plan establishing the maximum number of shares of common stock that shall be reserved for issuance under the Plan shall be 5,000,000.

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

No options were exercised or forfeited during the three months ended March 31, 2013 or for the year ended December 31, 2012.

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

 A summary of the status of the Company’s stock options and changes during the three months ended March 31, 2013, is presented below:

				Weighted	(in years)
		Weighted		Average	Average
	Number of	Average	Options	Exercise	Contractual
	Stock Options	Exercise Price	Exercisable	Price	Life
Outstanding-January 1, 2010	0		0
Granted - November 1, 2010	3,300,000	$0.20	3,300,000	$0.20	5.00
Exercised	0		0
Outstanding-December 31, 2011	3,300,000	$0.20	3,300,000	$0.20
Granted - November 5, 2012	400,000	$0.34	150,000	$0.34	5.00
Exercised	0		0
Outstanding-December 31, 2012	3,700,000	$0.22	3,450,000	$0.22	3.00
Granted	0	0	0
Exercised	0	0	0
Outstanding-March 31, 2013	3,700,000	$0.22	3,450,000	$0.22	2.68

Warrants
To date, the Board of Directors has approved the issuance of 26,510,450 warrants resulting from 1) a private placement occurring in 2011 in which 8,238,998 warrants were issued, 2) on four convertible notes in which an aggregate of 18,000,000 warrants were issued, and 3) 271,452 warrants issued in settlement of outstanding debt due the Company’s Chief Executive Officer and Board Chairman, Harold R. Shipes.

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

On February 21, 2013, the Company a negotiated convertible term note of $1,000,000 whereby the lender was issued an additional 5,000,000 warrants, with an expiry date of February 21, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

At March 31, 2013, none had yet been exercised.

A summary of warrant activity for the year 2012 and the three months ended March 31, 2103 is presented below:

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, January 1, 2012	8,238,998	$0.20	8,238,998	$0.20
Granted	3,000,000	$0.40	3,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2012	11,238,998	$0.42	11,238,998	$0.42
Granted	10,000,000	$0.40	10,000,000	$0.40
Exercised	0		0
Outstanding, June 30, 2012	21,238,998	$0.42	21,238,998	$0.42
Granted	271,452	$0.40	271,452	$0.40
Exercised	0		0
Outstanding, September 30, 2012	21,510,450	$0.42	21,510,450	$0.42
Granted	0	$0.40	0	$0.40
Exercised	0		0
Outstanding, December 31, 2012	21,510,450	$0.42	21,510,450	$0.42
Granted	5,000,000	$0.40	5,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2013	26,510,450	$0.42	26,510,450	$0.42

At March 31, 2013, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

				Warrants Exercisable
	Warrants Outstanding
Range of Warrant Exercise	Weighted- Average Remaining	Number of	Weighted Average	Number of	Weighted Average
Price	Contractual Life	Warrants	Exercise Price	Warrants	Exercise Price

$0.20	1.14	7,699,998	$0.20	7,699,998	$0.20
$0.20	1.21	539,000	$0.20	539,000	$0.20
$0.40	1.85	3,000,000	$0.40	3,000,000	$0.40
$0.40	2.15	10,000,000	$0.40	10,000,000	$0.40
$0.40	2.41	271,452	$0.40	271,452	$0.40
$0.40	2.90	5,000,000	$0.40	5,000,000	$0.40
		26,510,450		26,510,450

Note L - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	March 31,	December 31,
	2012	2012
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$0	$1,608
Clinton W. Walker – Director	12,500	12,500
John P. Kennedy - Director	12,500	0
H. Eugene Dunham – Director	12,500	12,500
Michael Harrington – Director	12,500	12,500
Russell D. Alley – Director	12,500	12,500
John McKinney - Officer	914	0
Matthew J. Lang - Officer	1,730	0
Total	$65,144	$52,218

At March 31, 2013, owed $65,144 to related parties.

Related party transactions have occurred with the following related party entities:

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, does extensive travel related to the Company’s holdings or prospective holdings which is reimbursable by the Company. At March 31, 2013, there were no reimburseable expenses due Mr. Shipes and December, 31, 2012, Mr. Shipes was owed $1,608.

Commencing with the month of September, 2012, the Company approved compensation to its Board of Directors of $50,000 each annually. At March 31, 2013, the Company owed its directors $62,500.

John A. McKinney and Matthew J. Lang, both officers of the Company, incurred expenses reimburseable in the amount of $914 and $1,730, respectively, and represent outstanding debt at March 31, 2013.

Note M – Deferred Income

On November 10, 2012, the Company, as the “Lessor”, entered into a mineral lease agreement with Calico Exploration, LLC, a Delaware limited liability company (“Calico”), which provides for the Company’s lease of certain claims located in San Bernadino County, California. The lease provides for a 10-year term with Calico’s option to continue the lease for up to a maximum of 75 years. Calico is required to make a $100,000 down payment to the Company, which Calico has already paid. Calico is also required to pay the Company annual lease payments of $50,000 and a net smelter return production royalty of two percent (2%) on a quarterly basis, commencing January 1, 2013. Prior to the payment of any net smelter return, the Company has a pre-emptive right and the first right of refusal to participate in up to forty (40%) percent of the claims plus an area of influence of two thousand (2,000) feet in any direction of the outside boundaries.

At March 31, 2013, there was $37,671 of deferred income from the Calico mineral lease agreement.

Note N– Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through March 31, 2013 are $1,354,385. Exploration costs incurred for the three months ended March 31, 2013 were $117,085.

Note O – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has disclosed all material events that have transpired subsequent to March 31, 2013 up through the issuance date, which includes the following:

On April 1, 2013, the Company executed an exclusive right to purchase agreement with Atlas Precious Metals Inc., a related party, for the purchase of a sulfuric acid plant. The purchase price agreed to is the lower of either the market value or $5,000,000 during the term of 18 months. Under the agreement, the Company will make an initial payment of $14,000, payable at the signing of the agreement and $7,000, payable on the 20th day of each month. All payments shall be applied towards the purchase price of the asset.  Payment may be tendered in cash, shares of the Company’s common stock or a combination thereof. The common stock transaction is based on a per share price of $0.50 of the Company’s common stock.

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

Results of Operations

Operating Performance for the three months ended March 31, 2013 (the “March 2013 Quarter”) as compared to the three months ended March 31, 2012 (the “March 2012 Quarter ”) was as follows:

For the March 2103 Quarter, we recorded a net loss of $1,469,444, as compared to a net loss of $435,970 for the March 2012 Quarter or an increase in net loss of $1,033,474. The increase in the net loss resulted the recognition of $833,770 in financing costs arising from the “beneficial conversion feature” of warrants issued in February, 2013 and from the increased exploration activities in the Pioche Mining District in Nevada and the Silver Bow County Mining District in Montana. During the March 2012 Quarter there were minimal expenditures in these properties.

During the March 2013 Quarter, $97,483 in revenue from management and engineering consulting services were realized. No revenues were realized during the March 2012 Quarter.

Operating expenses reflected during the March 2013 Quarter were $601,869, an increase of $218,935 or 58% as compared to operating expenses of $375,434 for the March 2012 Quarter. Most of the increase resulted from exploration activities on the two properties located in the Pioche Mining District in Lincoln County, Nevada where the Company underwent an exploratory drilling program on the Caselton Tailings and the leased Prince mine property.

Other Income/(Expense) during the March 2013 Quarter was $965,058, a net increase of $904,522, as compared to the March 2012 Quarter of $60,536. The recognition of financing costs in the amount of $833,770 representing the “beneficial conversion feature” of warrants issued was the primary reason for the increase, plus interest accrued on recently issued convertible notes, including amortization on the discount on notes.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the three months ended March 31, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than from management and engineering consulting services, and our net losses from inception as a development stage company, which total $6,475,010 and the uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through private placements, short-term convertible notes, and some on-going engineering consulting services. The capital required to execute our total business vision and objectives is significant. On February 6, 2012 and May 25, 2012, we negotiated three convertible term notes totaling $2,600,000 and on February 21, 2013, we negotiated a fourth convertible note for $1,000,000, bringing the total of financing procured during last twelve months to $3,600,000.  During 2013, we will continue our efforts to raise additional capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives.

Our global capital budget for 2013 for the completion of acquisitions, exploration and development programs in the Pioche Mining District in Nevada and in Silver Bow County, Montana is approximately $4.2 million.

Cash and Cash Flows

Cash on hand at March 31, 2013 was $515,665 as compared to $211,188 at December 31, 2012. The increase in cash of $304,477 was due to proceeds realized from the issuance of $1,000,000 in convertible notes, less operating expenditures up through the end of the current quarter.

Net cash flows from operating activities were ($673,723) for the three months ended March 31, 2013, compared to ($365,358) for the three months ended March 31, 2012, a net decrease in cash flows of $308,365. Negative cash flows from Operating Activities for the three months ended March 31, 2013 reflect higher exploration costs and accrued interest costs resulting from the issuance of convertible notes than for the three months ended March 31, 2012. Although revenues were generated from management and engineering consulting services, none of the properties are in the production stage, thus deficits will be incurred until such time that our properties are in production.

Investment activities during the three months ended March 31, 2013 included the purchase of office furnishings and computers in the amount of $11,800 for a newly-established exploration office in Butte, Montana, an additional deposit of $10,000 in a joint venture investment with Aurum, LLC, bringing our total investment to date to $160,000. In comparison, investments during the three months ended March 31, 2012, were a $10,000 deposit in the joint venture with Aurum, LLC and the purchase of the Magna Charta property in Silver Bow County, Montana for the amount of $47,500.

Financing activities undertaken during the three months ended March 31, 2013 included the issuance of a convertible note to ISLV Partners, LLC totaling $1,000,000. During the same time period in 2012, we issued a convertible note for $600,000 to the same lender.

Going forward, our business plan does not reflect, nor do we anticipate, any revenues from our properties during the remaining part of our exploration phase and until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities. Currently, we are rendering consulting and engineering services to two independent third-party mining concerns and are pursuing, through our engineering company, Western States Engineering, Inc. other engineering contracts.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have purchased the following properties and engaged in the exploration activities and incurred the following exploration costs since inception:

Capital Acquisitions:
A) Purchase of Tecoma Mine - Year 2007	$90,000
B) Sale of Tecoma Mine - Year 2008	(90,000)
C) Purchase of Magna Charta property - Silver Bow County, Montana	47,500
D) Purchase of Chattel property - Silver Bow County, Montana	55,888
Total Capital Acquisitions	$103,388

Exploration Costs:
A) Acquistion of 98% interest in Metals Preciosos, S.A. de C.V., a
Mexican company
1) El Cumbro property	$14,260
2) El Cusito property	15,000
3) Canada de Oro property	15,000
4) La Moneda property	10,000
B) Langtry property - options expired - exploration abandoned
1) Option payments	100,000
2) Exploration costs	21,075
C) Calico Mining District - San Bernadino County, California
1) Silverado mining claims - acquisition of BLM mineral claims	4,250
2) Leviathon mining claims - acquisition of BLM mineral claims	47,609
D) Pioche Mining District - Lincoln County, Nevada
1) Prince Mine lease	728,256
2) Caselton Tailings exploration costs	202,846
3) Caselton Mine/Mill exploration costs	31,517
E) Silver Bow County, Montana
1) New Butte property lease	58,880
2) Continental Public Land Trust lease	18,740
3) Silver Bar property (option) - abandoned	6,819
4) Butte properties - General exploration costs	37,501
F) Other Exploration Sites ( evaluated)
1) Anaconda	7,500
2) Oro Blanco	8,840
3) SE Arizona Silver	4,829
4) Mohave Gold	1,050
5) Zonia Mine	6,650
6) General Administrative costs	13,763
Total Exploration Costs	$1,354,385

These direct exploration costs account for approximately 24% of the total operating expenditures of $5,545,009, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our interim condensed Consolidated Financial Statements for the three months ended March 31, 2013 have been applied consistently with the year ended December 31, 2012.

Recently Enacted Accounting Standards

Management has evaluated recent accounting pronouncements issued since the audited financial statements and in management’s opinion, relevant pronouncements reviewed have no material effect on the Company’s financial statements.

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our expected exploration activities and are for a period of twelve months. The total amount budgeted for exploration, acquisition and development in 2013 is $ 4,175,000.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of March 31, 2013 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending June 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – Legal Proceedings

We are not aware of any pending or threatened litigation against us or our directors in their capacity as such.

ITEM 1A – Risk Factors

Risk Factors

Item 1A. Risk Factors.

As a smaller reporting Company, we are not required to provide risk factors; however, please consult our Form 10-K to review risk factors.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

We issued no shares of our common stock during the quarter ended March 31, 2013, or subsequently.

ITEM 3 – Defaults upon Senior Securities

None

ITEM 4 – Mine Safety Disclosures

Not Applicable

ITEM 5 – Other Information

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SILVER, INC.

Dated: May 8, 2013	By:	/s/ Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	May 8, 2013
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/ John A. McKinney	Chief Financial Officer	May 8, 2013
John A. McKinney	Executive Vice President
(Principal Financial Officer)

Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.