Form 10-Q
period 2013-06-30
INTERNATIONAL SILVER INC
filed 2013-08-16
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically or posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of " large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 13, 2013
Common Stock, $0.0001 Par Value	37,052,280

Exhibit Index located at page 42

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Silver, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of International Silver, Inc. as of June 30, 2013, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2013 and 2012, and for the period from inception on June 16, 2006 through June 30, 2013, and condensed consolidated statements of cash flows for the six-month periods then ended and for the period from inception on June 16, 2006 through June 30, 2013. These interim financial statements are the responsibility of the Corporation’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has minimal revenues, has negative working capital at June 30, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 9, 2013

50 S. Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Six Months June 30, 2013
(Unaudited)

and

For the Year Ended December 31, 2012
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At	As At
	June 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$366,833	$211,188
Accounts receivable	135,403	61,323
Prepaid expenses - Note C	102,142	105,651
Total Current Assets	$604,378	$378,162

PROPERTY, PLANT AND EQUIPMENT- Note D
Mineral properties	$103,388	$103,388
Leasehold Improvements	26,812	26,812
Equipment	5,399	5,399
Furniture & Fixtures	11,877	3,502
Computer Software	8,390	-
Computer equipment	21,535	2,429
	$177,401	$141,530
Accumulated depreciation	(9,027)	(6,240)
	$168,374	$135,290

Other Assets - Note E
Deposit toward investment - Note F	$180,000	$150,000
Other Deposits - Note G	84,406	49,406
	$264,406	$199,406

TOTAL ASSETS	$1,037,158	$712,858

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$35,697	$234,745
Payroll taxes payable	6,682	8,658
Accrued expenses	379,968	194,882
Due to related parties - Note L	65,255	52,218
Deferred Income - Note M	25,205	-
Total Current Liabilities	$512,807	$490,503

LONG-TERM LIABILITIES
Related party convertible notes payable - Note H	$2,628,010	$2,139,266
	$2,628,010	$2,139,266

Total Liabilities	$3,140,817	$2,629,769

SHAREHOLDERS' EQUITY (DEFICIT) - Note K
Common stock
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/12 - 37,052,280
issued & o/s at 06/30/13 - 37,052,280	$3,705	$3,705
Additional paid-in capital	4,678,527	3,260,984
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(6,609,857)	(5,005,566)
Total Shareholders' Equity	$(2,103,659)	$(1,916,911)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$1,037,158	$712,858

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Six Months Ended		Inception (June 16, 2006) of Exploration Stage through
	June 30,	June 30,	June 30,	June 30,	(June 30,
	2013	2012	2013	2012	2013)

Revenues
Mineral lease income	$12,465	$-	$24,795	$	$124,795
Consulting - third parties	35,001	-	70,002	-	263,945
Consulting -related parties	59,824	-	109,977	-	507,067
Total Revenues	$107,290	$-	$204,774	$-	$895,807

Operating Expenses
Exploration costs	$113,556	$43,635	$220,112	$94,279	$1,457,412
General and administration
Rent expense - related party	20,559	28,500	51,398	57,000	340,695
Rent expense - third party	16,280	-	23,780	-	23,780
Bad debt expense	-	-	-	-	41,860
All other general & administrative	433,582	358,306	889,364	654,556	4,262,597
Depreciation and depletion	1,594	39	2,787	79	4,237
Total operating expenses	$585,571	$430,480	$1,187,441	$805,914	$6,130,581

Operating Income/(Loss)	$(478,281)	$(430,480)	$(982,667)	$(805,914)	$(5,234,774)

Other Income/(Expense)
Gain on settlement of debt	$-	$-	$-	$-	1,678,634
Impairment loss	-	-	-	-	(1,733,456)
Interest expense	(401,836)	(88,808)	(621,624)	(149,344)	(1,320,261)
Total other income/(expense)	$(401,836)	$(88,808)	$(621,624)	$(149,344)	$(1,375,083)

Net Income/(Loss)	$(880,117)	$(519,288)	$(1,604,291)	$(955,258)	$(6,609,857)

Basic Earnings per Share
Income/(Loss) per Share	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted Average Shares
Outstanding	37,052,280	36,780,828	37,052,280	36,780,828

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

	Six Months Ended		Inception (June 16, 2006) of Exploration Stage through
	June 30,	June 30,	(June 30,
	2013	2012	2013)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(1,604,291)	$(955,258)	$(6,609,857)
Adjustments used to reconcile net (loss)
to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	2,787	79	4,237
Impairment loss	-	-	1,733,456
Gain on settlement on debt	-	-	(1,678,634)
Financing cost	406,285	34,109	820,387
Stock compensation expense	-	-	424,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(74,080)	236	114,258
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	3,509	(20,119)	(105,616)
(Decrease)/Increase in payables	(187,986)	32,747	94,466
(Decrease)/Increase in accrued expenses	185,087	94,207	403,590
(Decrease)/Increase in deferred income	25,205	-	25,205
Net Cash Flows (used by) Operating Activities	$(1,243,484)	$(813,999)	$(4,479,806)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(90,000)
Leasehold Improvements	-	-	(26,812)
Purchase of equipment, furniture & fixtures	(35,871)	(3,357)	(48,324)
Building improvements	-	-	(14,822)
Deposits towards investment	(30,000)	(110,000)	(180,000)
Nonrefundable deposit - Option payment	(35,000)	-	(70,000)
Refundable deposit - reclamation bond	-	(14,406)	(14,406)
Purchase of mineral land	-	(47,500)	(103,388)
Net Cash Flows from Investment Activities	$(100,871)	$(175,263)	$(637,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$-	$-	$1,329,290
Less: Stock issuance costs	-	-	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	1,500,000	2,600,000	4,175,000
Debt service payments	-	(30,000)	(100,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$1,500,000	$2 ,570,000	$5 ,452,761

Net Increase/(Decrease) in Cash	$155,645	$1,580,738	$335,203

Beginning Cash Balance	$211,188	$1 ,913	$31,630

Ending Cash Balance	$366,833	$1,582,651	$366,833

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Six Months Ended		(June 16, 2006
	June 30,	June 30,	through
	2013	2012	June 30, 2013)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	-	-	156,651
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$-	$729,108

Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$424,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Treasury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total

At Janaury 1, 2012		36,780,828	3,678	2,505,936	0	0	(176,034)	(2,454,140)	(120,560)

Convertible Debt
Issuance of Warrants
February 6, 2012				133,334					133,334
Convertible Debt
Issuance of Warrants
May 25, 2012				444,444					444,444
Shares exchanged for debt
August 28, 2012	$0.200	271,452	27	54,263					54,290
Cost of Discounted Shares
August 28, 2012				95,008					95,008
Stock option - grants issued
November 7, 2012	$0.070			28,000					28,000
Net Income/(Loss)								(2,551,426)	(2,551,426)

At December 31, 2012		37,052,280	3,705	3,260,985	0	0	(176,034)	(5,005,566)	(1,916,910)

Convertible Debt
Issuance of Warrants
February 21, 2013				917,542					917,542
Net Income/(Loss)-Restated								(724,174)	(724,174)

At March 31, 2013		37,052,280	3,705	4,178,527	0	0	(176,034)	(5,729,740)	(1,723,542)

Convertible Debt
Issuance of Warrants
May 22, 2013				500,000					500,000
Net Income/(Loss)								(880,117)	(880,117)

At June 30, 2013		37,052,280	3,705	4,678,527	0	0	(176,034)	(6,609,857)	(2,103,659)

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note A - Organization and Business

General
International Silver, Inc. (the “Company”) is an exploration stage company, as set forth in FASB ASC 915 – Development Stage Entities and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999. The Company’s strategy is to acquire and explore high-grade silver properties throughout North and South America.

On September 4, 1992, the Company was incorporated in Arizona as ARX Engineering, Inc. and then changed its name to Western States Engineering, Inc. On June 20, 2006, the Company changed its name to International Silver, Inc. to reflect its new business plan of acquiring exploration properties, along with providing engineering services.

The Company’s business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America. Contingent upon adequate funding, the Company intends to continue a reconnaissance and exploration program in the Pioche Mining District located in Nevada, in Silver Bow County, Montana to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition. The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. The Company has completed a preliminary drilling program and is analyzing its findings. At June 30, 2013, there are no proven and probable reserves.

Caselton Tailings Project
On March 27, 2012, the Company entered into a joint venture operating agreement to evaluate, remediate, reclaim and develop the Caselton Tailings that are located in the Pioche Mining District in Lincoln County, Nevada. The Company has deposited funds towards this investment (refer to Note E – Deposit in Investment) representing the Company’s capital contribution towards the joint venture. Formation of the joint venture entity is pending.

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

Calico Silver Project, San Bernardino County, California
The Calico Silver Project is located in the Calico Silver Mining District about 15 miles northeast of Barstow or 145 miles northeast of Los Angeles in the Mojave Desert of Southern California. The Company wholly owns approximately 1,300 acres of U.S federal lode mining claims. In 2012, the Company leased this property to Calico Exploration, LLC.

Condensed Financial Statements
The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended June 30, 2013 and December 31, 2012 and results of operations for the comparative periods for the three months ended June 30, 2013 and June 30, 2012. Cash flows are presented for the comparative periods for the six months ended June 30, 2013 and June 30, 2012.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the six-month period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Going Concern
The Company’s interim condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. There is substantial doubt of the ability of the Company to continue as a going concern since it is dependent upon obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources, which may include, a private placement, a public offering, convertible notes, secured loans or any combination of the foregoing.

The ability of the Company to continue as a going concern is dependent upon its ability to secure financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements for the three months ended June 30, 2013 and June 30, 2012 include the accounts of International Silver, Inc. and its subsidiaries, Western States Engineering, Inc. International Silver Nevada, Inc. and Butte Silver Mines, Inc. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Recent Accounting Pronouncements
Management has reviewed and evaluated recent and relevant accounting pronouncements issued since its last audited financial statements and in managements’ opinion, these pronouncements have no material effect on the Company’s financial statements.

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

Concentrations and Economic Vulnerability
During 2013 and 2012, the Company negotiated additional financing with ISLV Partners, LLC; as a result, the Company’s entire tangible property, currently owned or acquired hereafter, is collateral in connection with the ISLV Partners, LLC financing. (Refer to Note H – Convertible Note Payable).

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At June 30, 2013, trade receivables were $135,403 and at December 31, 2012, trade receivables were $61,323. No allowance for uncollectible accounts was established, as management deem the accounts as fully collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of “significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At June 30, 2013 and December 31, 2012, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method. At June 30, 2013 and December 31, 2012, the value of the Company’s investments in Continental Mining & Smelting Limited was considered impaired. See Note E – Other Assets – Investments in Stocks.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At June 30, 2013 and December 31, 2012, all mineral interests were in the exploration stage.

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

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of June 30, 2013, there was $9,027 in accumulated depreciation and no amortization has taken place on any of the mineral interests, as the Company is in the exploration stage.

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

At June 30, 2013, an impairment test was conducted on the Company’s mineral land holdings and no impairment loss is required. Refer to Note D – Property. Plant and Equipment – Mining Properties.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Income was recognized from management and engineering contracts rendered by Western States Engineering, Inc., a subsidiary of International Silver, Inc. for the six months ended June 30, 2013. As of June 30, 2013, there has been no production from any of the Company's mineral properties, as these properties are still in the exploratory stage.

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

As of June 30, 2013 and December 31, 2012, no options or warrants had been exercised.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash investing and financing transactions during the six months ended June 30, 2013 were $406,285 and $34,109 for the six months ended June 30, 2012. During the six months ended June 30, 2013, non-cash investing and financing activities reflected amortization of discount on notes issued by ISLV Partners, LLC. (refer to Note H – Convertible Notes Payable)

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On June 30, 2013 and December 31, 2012, the Company did not have any material items of comprehensive income.

Derivative Instruments
The Company revalues derivative liabilities as of each balance sheet date, and otherwise complies with the provisions of ASC 815-10.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, issued ASC 718 - Share-Based Payment, which requires “public” companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. In 2009, the Board of Directors of the Company approved a resolution for the stock issuance to officers and employees to recognize the cost of employee services. The Company adopted a stock option plan on November 1, 2010, which is accounted for pursuant to ASC 718.

Note C – Prepaid Expense

During the six months ended June 30, 2013, the leases on New Butte and the Continental Public Land Trust, located in the State of Montana, were renewed, as well as commercial insurance coverage for all our exploration properties located in Nevada and Montana. At June 30, 2013, prepaid expenses reflect the unexpired portion of mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Also reflected in prepaid expenses is the unexpired portion of commercial insurance on our Nevada and Montana properties, prepayments on the roaster-leach study being conducted by Hazen Research and on a consulting arrangement with Gustavson Associates for a preliminary economic assessment on the Caselton Tailings located in Nevada, resulting in a prepaid expense balance of $102,142 at June 30, 2013, compared to a balance of $105,651 at December 31, 2012, summarized below:

	June 30, 2013	December 31, 2012

Prepaid mine leases	$46,370	$49,096
Prepaid commercial insurance	19,596	5,603
Prepaid director & officer insurance	578	35,413
Prepaid expense – metallurgical services	7,000	14,321
Prepaid expense – economic assessment study	25,000	0
Prepaid expense – rent	2,500	0
Prepaid expense – other	1,098	1,218

Total prepaid expenses	$102,142	$105,651

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

Magna Charta Mining Claim - Silver Bow County, Montana
On March 1, 2012, the Company acquired title to a fee simple estate or interest in the Magna Charta Lode Mining claim for $47,500. The mining claim comprised of 18 acres, with a patented mining claim, including surface rights, is located in the County of Silver Bow in the State of Montana.

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

Lease expense on the Prince Mine since inception of the lease on November 6, 2010 through June 30, 2013 is $132,466. For the six months ended June 30, 2013, lease expense was $24,795.

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

Lease expense on the New Butte property since inception of the lease on December 1, 2011 through June 30, 2013 was $22,438.

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

April 23, 2013 - $25,000 annually - Year 2013 – Paid	$25,000
Each April 23rd - $25,000 annually - Years 2014– 2024	$250,000
Each April 23rd - $25,000 annually - Years 2015 – 2112, as adjusted by US Producer Price Index	$2,175,000
Total	$2,450,000

Additionally, the Company agrees to pay the owner a royalty of two percent (2.0%) of the net cash flow from its operating activities (free cash flow royalty) derived from production of all mineral commodities produced from the owner’s property.

Lease expense on the Continental Public Land Trust since inception of the lease on April 23, 2012 through June 30, 2013 was $23,726.

Leasehold Improvements, Equipment, Furniture and Fixtures
Acquisitions during the six months ended June 30, 2013 consisted of office furniture, scanner/plotter and computers and auto cad software for the newly-established exploration office at Butte, Montana. At June 30, 2013, total leasehold improvements, equipment and office furniture acquisitions were $74,013.

At June 30, 2013, property, plant and equipment is comprised of the following:

Land – Mining Properties	$103,388
Leasehold Improvements	26,812
Equipment	5,399
Furniture and Fixtures	11,877
Computer Software and Equipment	29,925
$177,401
Accumulated Depreciation	(9,027)
$168,374

Depreciation expense for the three months ended June 30, 2013 was $1,594 and accumulated depreciation was $9,027.

Note E – Other Assets

Investments in Stock
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”), a Canadian company. At June 30, 2013, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001. At the date of acquisition, the Company determined that the “Equity Method” of accounting was warranted because the Company was deemed to exercise significant influence and control over Continental’s policies and operations, although the percentage was below the 20% threshold pursuant to FASB ASC 323-10-15-6 – Significant Influence. The Company has one director and an officer who represent Continental as directors.

The Company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2012 and June 30, 2013, there is no measurable value in the common stock of Continental Mining and Smelting Limited. Continental Mining and Smelting Limited has been attempting to obtain financing to enter the development stage of their mining operations, but has thus far been unsuccessful in doing so,

At June 30, 2013, the Company’s share of losses for the six months then ended were $27,297 and cumulative losses inception to–date are $226,783. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At June 30, 2013, the Company held the following securities:	No of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

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

As of June 30, 2013, the Company had reimbursed Aurum, LLC $180,000 for holding costs on property associated with a joint venture between the Company and Aurum, LLC. These funds are recognized as a deposit towards the investment in the joint venture with Aurum, LLC. Pursuant to the joint venture agreement, these costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.

Note G - Other Deposits

Non-Refundable Deposits – Option to Purchase the Assets of Pan American
On October 29, 2012, the Company executed an option to purchase the assets of Pan American Zinc, a Nevada corporation. The terms of the option required an option payment of $35,000, which has been paid, with the option period effective from October 29, 2012 and terminating on July 31, 2013, unless extended by either party to the contract. The total purchase price shall be $5,000,000, payable in four (4) annual installments of $500,000, starting with the closing date of August 15, 2013 and extending for the next three anniversary dates and three (3) annual installments of $1,000,000, thereafter for the next three anniversary dates.

The Company may elect to pay an accelerated discounted purchase payment of three million ($3,000,000) dollars at any time after the closing and prior to the first anniversary. The election of the accelerated discounted purchase payment shall make the total purchase price three million five hundred thousand ($3,500,000) dollars.

Non-Refundable Deposits – Option to Purchase Acid Plant
On April 1, 2013, the Company executed an exclusive right to purchase agreement with Atlas Precious Metals Inc., a related party, for the purchase of a sulfuric acid plant. The purchase price agreed to is the lower of either the market value or $5,000,000 during the term of 18 months. Under the agreement, the Company will make an initial payment of $14,000, payable at the signing of the agreement and $7,000, payable on the 20th day of each month. All payments shall be applied towards the purchase price of the asset. Payment may be tendered in cash, shares of the Company’s common stock or a combination thereof. The common stock transaction is based on a per share price of $0.50 of the Company’s common stock. As of June 30, 2013, the Company had made $35,000 in option payments.

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

Note H – Related Party Convertible Notes Payable

Convertible Note Purchase Agreement – Initial Financing
On February 6, 2012, the Company entered into a Convertible Note Purchase Agreement with ISLV Partners, LLC (the Lenders) to provide funding in the amount of $600,000 for working capital and other corporate purposes. The general terms and conditions of the loan provide that the “lenders” retain out of the funding, the sum of the $90,300 and $80,000, to satisfy full repayment of the cognovit promissory notes which were assigned to the lender, including all unpaid accrued interest to the closing date. The initial note in the principal amount of $600,000 is secured by the mortgages, deeds of trust, fixture filings, security agreements and assignment of leases and rents, and such security agreements executed and delivered on the closing date, pursuant to which certain real properties owned by the Company and /or any subsidiary, as more particularly specified in such mortgages, deeds of trust, assignment of leases and rents are pledged as collateral security for the obligations (Initial Mortgages). The principal and unpaid interest, at a per annum interest rate of eight (8%) percent is due on or before February 14, 2014.

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

Convertible Note Agreement – Third Amendment
On May 22, 2013, the Company executed a third amendment to the Convertible Note Agreement, dated February 6, 2012, as amended by the First and Second amendments, dated May 17, 2012 and February 13, 2013, respectively, giving ISLV Partners, LLC, the option to make an additional loan in the principal amount of up to $1,200,000. Under the terms of the Third Amendment, ISLV Partners, LLC loaned an initial amount of $500,000 on May 22, 2013 and shall have the right to loan an additional amount up to $700,000 by July 1, 2013. The note is convertible into International Silver, Inc. common stock at $0.20 per share. In addition, the Company issued to ISLV Partners, LLC a warrant to purchase 2,500,000 additional common stock shares at an exercise price of $0.40 per share, exercisable through May 22, 2016. Net proceeds from the loan will be used for working capital, exploration and corporate development purposes.

The following table summarizes the net carrying value, after the discount on the notes resulting from the issuance of warrants:

	June 30, 2013	December 31, 2012
Convertible Notes Payable – ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$600,000
Issued May 17, 2012	130,000	130,000
Issued May 25, 2012	1,870,000	1,870,000
Issued February 21, 2013	1,000,000	0
Issued May 22, 2013	500,000	0
Total	$4,100,000	$2,600,000
Discount on Notes Payable	(1,471,990)	(460,734)
Net Carrying Value	$2,628,010	$2,139,266

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At June 30, 2103, no conversion had occurred.

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

Outstanding convertible instrument
An optional conversion feature was included in the convertible term notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At June 30, 2013, the convertible note instruments had no beneficial conversion feature, and thus a discount on the notes themselves was not recognized, but the “detachable” warrants issued in conjunction with this financing were assigned a fair value due to their beneficial conversion feature on a “fully-converted” basis. In addition, an “intrinsic value” was also assigned on the warrants, pursuant to generally accepted accounting principles, as governed by ASC 470-20-55-12.

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

Warrants
Detachable warrants issued by the Company providing the Lender with the option to purchase 29,010,450 shares of the Company’s common stock as of June 30, 2013 are as follows:

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

Warrants Issued on May 22,2013
On May 22, 2013, the Company, in conjunction with the issuance of the an additional convertible note in the amount of $500,000, issued a total of 2,500,000 “detachable” warrants to ISLV Partners, LLC for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share. The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible. The beneficial conversion option was derived as follows:

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$500,000
No. of Common Shares	2,500,000
Current Market Value
Market Share price at May 22, 2013	$0.45
Market Value of Stock, if converted	$1,125,000	$429,389

Fair Value - Warrants - At Time of Issuance – May 22, 2013
No. of Warrants Issued	2,500,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.074
Fair Value of Warrants	$185,000	$70,611

Total/Relative Value	$1,310,000	$500,000

Beneficial Conversion Option Calculation
Relative Note Value		$429,389

Face value of Note		$500,000

Market value of stock		$0.200
Intrinsic conversion price/share		$0.172
Beneficial Conversion Option for fully converted note		$429,389

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

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value. Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees paid were capitalized, and thus no liability was recognized on August 7, 2012. As of June 30, 2013, the outstanding principal balance is $1,450,000, plus accrued interest of $51,962.

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

At June 30, 2013, the Company recorded a deferred tax benefit of $1,408,271 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables, which average 34% at June 30, 2013 and December 31, 2012.

Net deferred tax assets consist of the following components:	June 30,	December 31,
	2013	2012

Deferred Tax Asset	$1,408,271	$1,105,626
Valuation Account	(1,408,271)	(1,105,626)
Net Deferred Tax Asset	$0	$0

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

Note K – Shareholders’ Equity (Deficit)

Common Stock Issued and Outstanding
On August 28, 2012, the Company issued 271,452 shares of common stock at $0.20 per share in exchange for an outstanding debt owed to a shareholder/officer.

At June 30, 2013, the Company had 37,052,280 shares issued and outstanding. The Company has 500,000,000 shares of common stock authorized.

Stock Option Plan
At November 1, 2010, the Board of Directors (“Board”) of the Company authorized the approval of a stock option plan (the “Plan”). The Plan allows the Board, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates.

On February 28, 2013, the Board amended the Plan establishing the maximum number of shares of common stock to be reserved for issuance under the Plan at 5,000,000.

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

On November 1, 2010, stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. All these options were deemed as “incentive stock options” by the Board in accordance with the Plan. These option grants are fully vested and expire on November 1, 2015. Stock compensation expense of $396,000 was recognized based on the Black-Scholes valuation of $0.12 per share of common stock

On November 5, 2012, stock options for 400,000 shares were granted to directors at an exercise price of $0.34, which was in excess of the quoted market price of $0.30 of the Company’s shares at the date of the grant. Stock options for 150,000 shares granted to new directors are fully vested and expire on November 5, 2015. The additional stock options for 250,000 shares issued to all directors vest on September 15, 2013. All these options were deemed as “incentive stock options” by the Board in accordance with the Plan. Stock compensation expense of $28,000 was recognized based on the Black-Scholes valuation of $0.07 per share of common stock.

No options were exercised or forfeited during the three months ended June 30, 2013 or for the year ended December 31, 2012.

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

A summary of the status of the Company’s stock options and changes during the three months ended June 30, 2013, is presented below:

					Weighted
				Weighted	(in years)
		Weighted		Average	Average
	Number of	Average	Options	Exercise	Contractual
	Stock Options	Exercise Price	Exercisable	Price	Life
Outstanding-January 1, 2010	0		0
Granted - November 1, 2010	3,300,000	$0.20	3,300,000	$0.20	5.00
Exercised	0		0
Outstanding-December 31, 2011	3,300,000	$0.20	3,300,000	$0.20
Granted - November 5, 2012	400,000	$0.34	150,000	$0.34	5.00
Exercised	0		0
Outstanding-December 31, 2012	3,700,000	$0.22	3,450,000	$0.22	3.00
Granted	0	0	0
Exercised	0	0	0
Outstanding-March 31, 2013	3,700,000	$0.22	3,450,000	$0.22	2.68
Granted	0	0	0
Exercised	0	0	0
Outstanding-June 30, 2013	3,700,000	$0.22	3,450,000	$0.22	2.43

Warrants
To date, the Board of Directors has approved the issuance of 29,010,450 warrants resulting from 1) a private placement occurring in 2011 in which 8,238,998 warrants were issued, 2) five convertible notes in which an aggregate of 20,500,000 warrants were issued, and 3) 271,452 warrants issued in settlement of outstanding debt due the Company’s Chief Executive Officer and Board Chairman, Harold R. Shipes.

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

On May 17 and May 25, 2012, the Company negotiated convertible term notes of $130,000 and $1,870,000, respectively, aggregating $2,000,000, whereby the lender was issued an additional 10,000,000 warrants, with an expiration date of May 25, 2015, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible

On August 28, 2012, the Company issued Harold R. Shipes, its Chief Executive Officer and Director, a total of 271,452 shares of common stock in exchange for debt, plus 271,452 warrants, exercisable at $0.40 per share for a number of shares equal to the number of shares issued. These warrants expire on August 28, 2015.

On February 21, 2013, the Company a negotiated convertible term note of $1,000,000 whereby the lender was issued an additional 5,000,000 warrants, with an expiry date of February 21, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

On May 22, 2013, the Company a negotiated convertible term note of $500,000 whereby the lender was issued an additional 2,500,000 warrants, with an expiry date of May 22, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

At June 30, 2013, none had yet been exercised.

A summary of warrant activity for the year 2012 and the six months ended June 30, 2013 is presented below:

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, January 1, 2012	8,238,998	$0.20	8,238,998	$0.20
Granted	3,000,000	$0.40	3,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2012	11,238,998	$0.42	11,238,998	$0.42
Granted	10,000,000	$0.40	10,000,000	$0.40
Exercised	0		0
Outstanding, June 30, 2012	21,238,998	$0.42	21,238,998	$0.42
Granted	271,452	$0.40	271,452	$0.40
Exercised	0		0
Outstanding, September 30, 2012	21,510,450	$0.42	21,510,450	$0.42
Granted	0	$0.40	0	$0.40
Exercised	0		0
Outstanding, December 31, 2012	21,510,450	$0.42	21,510,450	$0.42
Granted	5,000,000	$0.40	5,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2013	26,510,450	$0.42	26,510,450	$0.42
Granted	2,500,000	$0.40	2,500,000	$0.40
Exercised	0		0
Outstanding, June 30, 2013	29,010,450	$0.42	29,010,450	$0.42

At June 30, 2013, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise	Weighted- Average Remaining	Number of	Weighted Average	Number of	Weighted Average
Price	Contractual Life	Warrants	Exercise Price	Warrants	Exercise Price

$0.20	0.89	7,699,998	$0.20	7,699,998	$0.20
$0.20	0.96	539,000	$0.20	539,000	$0.20
$0.40	1.61	3,000,000	$0.40	3,000,000	$0.40
$0.40	1.90	10,000,000	$0.40	10,000,000	$0.40
$0.40	2.16	271,452	$0.40	271,452	$0.40
$0.40	2.65	5,000,000	$0.40	5,000,000	$0.40
$0.40	2.90	2,500,000	$0.40	2,500,000	$0.409
		29,010,450		29,010,450

Note L - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	June 30,	December 31,
	2013	2012
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$2,755	$1,608
Clinton W. Walker – Director	12,500	12,500
John P. Kennedy – Director	12,500	0
H. Eugene Dunham – Director	12,500	12,500
Michael Harrington – Director	12,500	12,500
Russell D. Alley – Director	12,500	12,500
Total	$65,255	$52,218

At June 30, 2013, we owed $65,255 to related parties.

Related party transactions have occurred with the following related party officer and directors:

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, travels extensively in connection with the Company’s holdings or prospective holdings which is reimbursable by the Company. At June 30, 2013, there were no reimbursable expenses due Mr. Shipes and December, 31, 2012, Mr. Shipes was owed $1,608.

Commencing with the month of September, 2012, the Company approved compensation to its Board of Directors of $50,000 each annually. At June 30, 2013, the Company owed its directors $62,500.

Note M – Deferred Income

On November 10, 2012, the Company, as the “Lessor”, entered into a mineral lease agreement with Calico Exploration, LLC, a Delaware limited liability company (“Calico”), which provides for the Company’s lease of certain claims located in San Bernadino County, California. The lease provides for a 10-year term with Calico’s option to continue the lease for up to a maximum of 75 years. Calico was required to make a $100,000 down payment to the Company, which Calico has already paid. Calico is also required to pay the Company annual lease payments of $50,000 and a net smelter return production royalty of two percent (2%) on a quarterly basis, commencing January 1, 2013. Prior to the payment of any net smelter return, the Company has a pre-emptive right and the first right of refusal to participate in up to forty (40%) percent of the claims plus an area of influence of two thousand (2,000) feet in any direction of the outside boundaries.

At June 30, 2013, there was $25,205 of deferred income from the Calico mineral lease agreement.

Note N– Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through June 30, 2013 are $1,457,412. Exploration costs incurred for the six months ended June 30, 2013 were $220,112.

Note O – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has disclosed all material events that have transpired subsequent to June 30, 2013 up through the issuance date, which includes the following:

On July 24, 2013, the Company procured additional financing in the amount of $500,000 from ISLV Partners, LLC by the issuance of convertible notes pursuant to the 4th Amendment to its February 6, 2012 Convertible Note Agreement. Under the terms of the 4th Amendment, ISLV Partners, LLC loaned an initial amount of $500,000 and shall have the right to loan an additional amount up to $1,000,000 until November 1, 2013.. The note is convertible into International Silver, Inc. common stock at $0.20 per share. In addition, the Company issued to ISLV Partners, LLC a warrant to purchase 2,500,000 additional common stock shares at an exercise price of $0.40 per share, exercisable through July 31, 2016. Net proceeds from the loan will be used for working capital, exploration and corporate development purposes.

Note P – Adjustment to Prior Period

During the quarter ended March 31, 2013, the Company expensed 100% of the beneficial conversion feature (BCF) arising from the valuation of the “intrinsic “ value of warrants issued in conjunction with the issuance of $1,000,000 in convertible debt on February 21, 2013. A correction to the accounting records is required to amortize the BCF over the term of the note. This error has been corrected by debiting the account Discount on Notes Payable by $745,270 and crediting Amortization of Discount on Notes by $745,270. The following shows the accounts before and after the adjustment:

Balance Sheet

	As Filed As of March 31, 2013	As adjusted	Difference
Long-term liabilities:
Convertible notes payable	3,095,238	2,349,968	(745,270)
Total Liabilities	3,509,013	2,763,743	(745,270)
Shareholders’ Equity:
Accumulated deficit during exploration stage	(6,475,010)	(5,729,740)	745,270
Total Shareholders’ Equity	(2,468,813)	(1,723,543)	745,270
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	1,040,200	1,040,200	0

Statement of Income

	As filed for the three months ended March 31, 2013	As adjusted	Difference
Other Income/(Expense):
Interest Expense	965,058	219,788	(745,270)
Net (loss)	(1,469,444)	(724,174)	745,270
Net loss per share	(0.04)	(0.02)	0.02

This $745,270 reduction in amortization cost had the effect of reducing the previously reported net loss for the quarter ended March 31, 2013 from $(1,469,444) to $(724,174) and net loss per share from $(0.04) per share to $(0.02) per share.

ITEM 2 – MANAGEMENT DISCUSSION’S AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis should be read in conjunction with our financial statements and its related notes. Additionally, this Management’s Discussion and Analysis should be read in conjunction with our audited financial statements and related notes for the Company’s Fiscal Year ending December 31, 2012. The terms “we,” “our” or “us” refer to International Silver, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” The results shown herein are not necessarily indicative of the results to be expected in any future periods. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, included the risk factors contained herein.

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

Results of Operations

Operating Performance for the three months ended June 30, 2013 (the “June 2013 Quarter”) as compared to the three months ended June 30, 2012 (the “June 2012 Quarter ”) was as follows:

For the June 2013 Quarter, we recorded a net loss of $880,117, as compared to a net loss of $519,288 for the June 2012 Quarter or an increase in net loss of $360,829. The increase in the net loss resulted primarily from the recognition of $313,028 in interest costs arising from the amortization of discount on notes due to the recognition of the “beneficial conversion feature” of warrants issued and accrued interest on convertible notes during the June 2013 Quarter. Revenues arising from engineering contracts increased by $107,290 and were mostly offset by the increase of $155,091 in operating costs.

Operating expenses reflected during the June 2013 Quarter were $585,571, an increase of $155,091 or 36% as compared to operating expenses of $430,480 for the June 2012 Quarter. The increase in operating expenses resulted from on-going exploration activities at the Caselton Tailings in Nevada and the Butte properties in Montana in the amount of $69,921. Increased administrative costs for director’s fees of $62,500, including commercial and director’ and officer’s liability insurance of $22,643, were incurred during the June 2013 Quarter, whereas, there was none in the June 2012 Quarter. These increases reflect first-time expenditures for liability insurance policies for its directors and officers, as well as added commercial insurance coverage for new properties acquired or leased during the current fiscal year. Other increases were in payroll for additional personnel and travel costs in the amount of $63,912, offset by lower legal fees by an amount of $63,885.

Other Income/(Expense) during the June 2013 Quarter was $401,836, a net increase of $313,028, as compared to the June 2012 Quarter of $88,808. The increase resulted from the recognition of interest costs arising primarily from the amortization of discount on notes on the recognition of the “beneficial conversion feature” of warrants issued and accrued interest on convertible notes.

Operating Performance for the six months ended June 30, 2013 (the “First Half 2013”) as compared to the six months ended June 30, 2012 (the “First Half 2012”) was as follows:

For the First Half 2013, we recorded a net loss of $1,604,291, as compared to a net loss of $955,258 for the First Half 2012 or an increase in net loss of $649,033. The increase in the net loss resulted from the recognition of $472,280 in interest costs arising primarily from the amortization of discount on notes due to the recognition of the “beneficial conversion feature” of warrants issued to-date and accrued interest on convertible notes.

During the First Half 2013, revenue of $204,774 was realized from management and engineering consulting services. No revenues were realized during the First Half 2012.

Operating expenses reflected during the First Half 2013 were $1,187,441, an increase of $381,527 or 47% as compared to operating expenses of $805,914 for the First Half 2012. Increases resulted from on-going exploration activities at the Caselton Tailings in Nevada and the Butte properties in Montana in the amount of $125,833. Increased administrative costs for director’s fees of $125,000, including commercial and director’ and officer’s liability insurance of $44,300 were incurred during the First Half 2013, whereas, there was none in the First Half 2012. These increases reflect first-time expenditures for liability insurance policies for its directors and officers, as well as added commercial insurance coverage for new properties acquired or leased during the current fiscal year.

Other increases were in payroll for additional personnel, consulting fees, office rental and travel costs in the amount of $142,867, offset by lower legal fees by an amount of $56,473.

Other Income/(Expense) during the First Half 2013 was $621,624, a net increase of $472,280, as compared to the First Half 2012 of $149,344. The increase resulted from the recognition of interest costs arising primarily from the amortization of discount on notes on the recognition of the “beneficial conversion feature” of warrants issued and accrued interest on convertible notes.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the six months ended June 30, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than from management and engineering consulting services, and our net losses from inception as a development stage company, which total $6,609,857 and the uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through private placements, short-term convertible notes, and some on-going engineering consulting services. The capital required to execute our total business vision and objectives is significant. On February 6, 2012 and May 25, 2012, we negotiated convertible term notes totaling $2,600,000 and on February 21, 2013 and May 22, 2013, we negotiated a convertible notes for $1,500,000, bringing the total of financing procured during last twelve months to $4,100,000. During 2013, we will continue our efforts to raise additional capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives.

Our global capital budget for 2013 for the completion of acquisitions, exploration and development programs in the Pioche Mining District in Nevada and in Silver Bow County, Montana is approximately $4.2 million.

Cash and Cash Flows

Cash on hand at June 30, 2013 was $366,833 as compared to $211,188 at December 31, 2012. The increase in cash of $155,645 was due to proceeds realized from the issuance of $1,500,000 in convertible notes and less operating expenditures up through the end of the current quarter.

Net cash flows from operating activities were ($1,243,484) for the six months ended June 30, 2013, compared to ($813,999) for the six months ended June 30, 2012, a net decrease in cash flows of $429,485. Negative cash flows from Operating Activities for the six months ended June 30, 2013 reflect higher exploration costs, general and administrative costs in director’s fees, insurance, salaries and travel expense. Most of these increases resulted from the acquisition of mineral land and additional mining leases and the establishment of an exploration office in Butte, Montana. Although revenues were generated from management and engineering consulting services, none of the properties are in the production stage, thus deficits will be incurred until such time that our properties are in production.

Investment activities during the six months ended June 30, 2013 of $100,871 included the purchase of office furnishings and computer equipment in the amount of $35,871 for a newly-established exploration office in Butte, Montana, an additional deposit of $30,000 in a joint venture investment with Aurum, LLC, bringing our total investment to date to $180,000 and $35,000 deposit for an option to purchase the assets of Pan American Zinc. In comparison, investments during the six months ended June 30, 2012 totaling $175,263, were $110,000 in the joint venture with Aurum, LLC, $47,500 towards the purchase of the Magna Charta property in Silver Bow County, Montana, $3,357 for equipment and $14,406 for a reclamation bond posted on the Caselton Tailing project.

Financing activities undertaken during the six months ended June 30, 2013 included the issuance of two convertible notes to ISLV Partners, LLC totaling $1,500,000. During the same time period in 2012, we issued convertible notes totaling $2,600,000 to the same lender.

Going forward, our business plan does not reflect, nor do we anticipate, any revenues from our properties during the remaining part of our exploration phase until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities. We have generated $179,979 in revenues for the six months ended June 30, 2013 from management and engineering contracts through our affiliate Western States Engineering, Inc.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have purchased the following properties and engaged in the exploration activities and incurred the following exploration costs since inception:

Capital Acquisitions:
A) Purchase of Tecoma Mine - Year 2007	$90,000
B) Sale of Tecoma Mine - Year 2008	(90,000)
C) Purchase of Magna Charta property - Silver Bow County, Montana	47,500
D) Purchase of Chattel property - Silver Bow County, Montana	55,888
Total Capital Acquisitions	$103,388

Exploration Costs:
A) Acquisition of 98% interest in Metals Preciosos, S.A. de C.V., a
Mexican company
1) El Cumbro property	$14,260
2) El Cusito property	15,000
3) Canada de Oro property	15,000
4) La Moneda property	10,000
B) Langtry property - options expired - exploration abandoned
1) Option payments	100,000
2) Exploration costs	21,075
C) Calico Mining District - San Bernadino County, California
1) Silverado mining claims - acquisition of BLM mineral claims	4,250
2) Leviathon mining claims - acquisition of BLM mineral claims	47,609
D) Pioche Mining District - Lincoln County, Nevada
1) Prince Mine lease	744,492
2) Caselton Tailings exploration costs	275,429
3) Caselton Mine/Mill exploration costs	21,360
E) Silver Bow County, Montana
1) New Butte property lease	66,399
2) Continental Public Land Trust lease	23,726
3) Chattel property	1,169
3) Silver Bar property (option) – abandoned	6,819
4) Butte properties - General exploration costs	48,192
F) Other Exploration Sites ( evaluated)
1) Anaconda	7,500
2) Oro Blanco	8,840
3) SE Arizona Silver	4,829
4) Mohave Gold	1,050
5) Zonia Mine	6,650
6) General Administrative costs	13,763
Total Exploration Costs	$1,457,412

These direct exploration costs account for approximately 24% of the total operating expenditures of $6,130,581, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

•	Global and regional supply and demand of silver, gold, and other minerals, including investment, industrial and jewelry demand;
•	Political and economic conditions associated with major silver, gold or other mineral-producing countries;
•	Threatened changes to the U.S. Mining Law that may cause increasing federal land royalties, or other unanticipated consequences and increased US mining operations cost; and
•	Global economic conditions may affect pricing and availability of materials and supplies.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have

•	An obligation under a guarantee contract

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

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

Changes in Accounting Policies

The significant accounting policies outlined within our interim condensed Consolidated Financial Statements for the six months ended June 30, 2013 have been applied consistently with the year ended December 31, 2012.

Recently Enacted Accounting Standards

Management has evaluated recent accounting pronouncements issued since the audited financial statements and in management’s opinion, relevant pronouncements reviewed have no material effect on the Company’s financial statements.

PLAN OF OPERATIONS

Overview

We have formulated a Plan of Operations for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim. Our three Plans of Operations represent our expected exploration activities for a period of twelve months with respect to exploration at the Butte Silver Mines and the Prince Mine and site characterization and planning at the Caselton Tailings.

The total amount budgeted for exploration, acquisition and development in 2013 is $4,175,000.

We are continuing with the evaluation of mine plans, Phase II drill program and resource potential of the Prince Mine. Phase 1 Drill program of the projected extensions of the known silver mineralization that was completed in the fall of 2012. On the Caselton Tailings remediation Project, we will conduct site characterization studies in conjunction with metallurgical testing. The data generated from the program will be used to design a processing facility and to determine the feasibility of economic precious metals recovery. At the newly acquired Butte Silver Mines properties, we will be evaluating and compiling voluminous historic exploration and mining data on the properties and will commence with preliminary mine development planning. We believe that we have adequate mineral resources defined on the Butte properties to merit initiation of this planning, which will be concurrent with geologic mapping and sampling of mineralized structures and surveying of existing underground development. Based upon our analysis of the test results and studies, we will determine whether to proceed with development plans. We cannot determine, predict, or assure whether we will be able to proceed with advanced exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our registered consulting geologist using industry standard quality assurance and control procedures.

Properties - The Calico Silver Project in San Bernardino County, California, the Pioche Mining District properties in Lincoln County, Nevada and the Butte Silver Mines properties in Silver Bow County, Montana.

We have leased the Calico Silver property to another exploration company and will focus our exploration efforts on the Pioche and Butte Mining Districts. We will use employees, consultants and existing infrastructure to conduct our activities in the Pioche Nevada and the Butte, Montana properties. Our exploration programs are shown below:

Exploration at Butte Silver Mines

1)
Data and property acquisition.
Our staff will continue to compile the exploration records from these historic Anaconda Company mines. We continue to compile data from various sources to supplement our already existing data. Once we acquire sufficient data, the exploration and development data will be compiled using mine planning software to regenerate resource estimates. Underground levels will be plotted as will drift sampling records and exploration drill holes. Selected mineral and surface interests ancillary to our properties are also slated for acquisition.

2)
Development Planning.
Based on the presently known historic resources and proposed Anaconda and New Butte underground mine plans, we expect to create new preliminary mine development plans for the Project. This will require underground mapping, surveying and confirmation sampling.

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

2)
Feasibility and Permitting.
This phase of the Operations Plan will commence once all the metallurgical test work is completed. Aerial surveying of the entire site was completed during the first half of 2013. The permitting will be done ‘in- house' by our Western States Engineering division with assistance from an established and reputable independent mining engineering firm. Permit applications for the combined metal recovery and site remediation project will be prepared for submittal in conjunction with the process design work.

Our ability to complete any of the activities described under “Plan of Operations” will require significant funding. We presently have a commitment for a portion of the funding, but we cannot assure you that we will be able to obtain full funding or that the terms on which additional funding may be available will be acceptable. To the extent that we are able to secure funding for a portion of our needs, we will have to allocate such funding among the projects, and we may be unable to complete components of these projects. If we are able to obtain only limited funding, it may result in significant dilution to our shareholders. Further, our use of proceeds may be determined by the investors based on their priorities, which may be incompatible with our priorities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2013 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending June 30, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – Legal Proceedings

We are not aware of any pending or threatened litigation against us or our officers and directors.

ITEM 1A – Risk Factors

Risk Factors

Item 1A. Risk Factors.

As a Smaller Reporting Company, we are not required to provide risk factors; however, please consult our Form 10-K for our fiscal year ending December 31, 2012, which contains risk factors and is available for review at sec.gov. s.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

We issued no shares of our common stock during the quarter ended June 30, 2013, or thereafter.

ITEM 3 – Defaults upon Senior Securities

None

ITEM 4 – Mine Safety Disclosures

Not Applicable

ITEM 5 – Other Information

None

ITEM 6 – Exhibits

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

INTERNATIONAL SILVER, INC.

Dated: August 13, 2013	By:	/s/ Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 13, 2013
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/ John A. McKinney	Chief Financial Officer	August 13, 2013
John A. McKinney	Executive Vice President
(Principal Financial Officer)