Form 10-Q
period 2013-09-30
INTERNATIONAL SILVER INC
filed 2013-11-14
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically or posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 14, 2013
Common Stock, $0.0001 Par Value	37,052,280

Exhibit Index located at page 41

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

International Silver, Inc.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Nine Months September 30, 2013
(Unaudited)

and

For the Year Ended December 31, 2012
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At	As At
	September 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$320,634	$211,188
Accounts receivable	9,821	61,323
Prepaid expenses - Note C	132,515	105,651
Total Current Assets	$462,970	$378,162

PROPERTY,PLANT AND EQUIPMENT- Note D
Mineral properties	$153,388	$103,388
Leasehold Improvements	26,812	26,812
Equipment	6,096	5,399
Furniture & Fixtures	14,637	3,502
Computer Software	8,390	-
Computer equipment	26,304	2,429
	$235,627	$141,530
Accumulated depreciation	(11,730)	(6,240)
	$223,897	$135,290

Other Assets - Note E
Deposit toward investment - Note F	$191,142	$150,000
Other Deposits - Note G	72,906	49,406
	$264,048	$199,406

TOTAL ASSETS	$950,915	$712,858

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$41,420	$234,745
Payroll taxes payable	14,917	8,658
Accrued expenses	421,535	194,882
Due to related parties - Note L	72,530	52,218
Contract payable - Note I	50,905	-
Deferred Income - Note M	12,603	-
Total Current Liabilities	$613,910	$490,503

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$3,079,828	$2,139,266
	$3,079,828	$2,139,266

Total Liabilities	$3,693,738	$2,629,769

SHAREHOLDERS' EQUITY - Note K
Common stock
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/12 - 37,052,280
issued & o/s at 09/30/13 - 37,052,280	$3,705	$3,705
Additional paid-in capital	5,178,527	3,260,984
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(7,749,021)	(5,005,566)
Total Shareholders' Equity	$(2,742,823)	$(1,916,911)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$950,915	$712,858

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Nine Months Ended		Inception (June 16, 2006) of Exploration Stage through
	September 30,	September 30,	September 30,	September 30,	(September 30,
	2013	2012	2013	2012	2013)
Revenues
Mineral lease income	$12,602	$23,334	$37,397	$23,334	$137,397
Consulting-third parties	27,504	-	207,483	-	401,426
Consulting-related parties	-	-	-	-	397,090
Total Revenues	$40,106	$23,334	$244,880	$23,334	$935,913

Operating Expenses
Exploration costs	$145,942	$397,869	$375,746	$495,496	$1,613,046
General and administration
Rent expense - related party	-	28,500	51,398	85,500	340,695
Rent expense - third party	39,228	-	63,008	-	63,008
Bad debt expense	-	-	-	-	41,860
All other general & administrative	434,097	300,483	1,313,769	951,692	4,687,002
Depreciation and depletion	2,703	205	5,490	284	6,940
Total operating expenses	$621,970	$727,057	$1,809,411	$1,532,972	$6,752,551

Operating Income/(Loss)	$(581,864)	$(703,723)	$(1,564,531)	$(1,509,638)	$(5,816,638)

Other Income/(Expense)
Gain on settlement of debt	$-	$-	$-	$-	$1,678,634
Impairment loss	-	-	-	-	(1,733,456)
Interest expense	(557,299)	(205,655)	(1,178,924)	(354,998)	(1,877,561)
Total other income/(expense)	$(557,299)	$(205,655)	$(1,178,924)	$(354,998)	$(1,932,383)

Net Income/(Loss)	$(1,139,163)	$(909,378)	$(2,743,455)	$(1,864,636)	$(7,749,021)

Basic Earnings per Share
Income/(Loss) per Share	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Weighted Average Shares
Outstanding	37,052,280	37,052,280	37,052,280	36,871,312

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16,
	Nine Months Ended		2006) of Exploration Stage through
	September 30,	September 30,	(September 30,
	2013	2012	2013)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(2,743,455)	$(1,864,636)	$(7,749,021)
Adjustments used to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	5,490	284	6,940
Impairment loss	-	-	1,733,456
Gain on settlement on debt	-	-	(1,678,634)
Financing cost	858,103	173,737	1,272,205
Stock compensation expense	-	-	424,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	51,502	(11,368)	239,840
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	(26,864)	(183,882)	(135,989)
(Decrease)/Increase in payables	(166,752)	63,763	115,700
(Decrease)/Increase in accrued expenses	226,653	131,409	445,156
(Decrease)/Increase in deferred income	12,603	-	12,603
Net Cash Flows (used by) Operating Activities	$(1,782,720)	$(1,690,693)	$(5,019,042)

CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	(47,500)	(137,500)
Leasehold Improvements	-	-	(26,812)
Purchase of equipment, furniture & fixtures	(44,097)	(3,654)	(56,550)
Building improvements	-	-	(14,822)
Deposits towards investment	(41,142)	(130,000)	(191,142)
Nonrefundable deposit - Option payment	(23,500)	-	(58,500)
Refundable deposit - reclamation bond	-	(14,406)	(14,406)
Purchase of mineral land - Deposit Method	(50,000)	(55,400)	(105,888)
Net Cash Flows from Investment Activities	$(158,739)	$(250,960)	$(695,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$-	$54,290	$1,329,290
Less: Stock issuance costs	-	-	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	2,000,000	2,600,000	4,675,000
Contract payable	65,280		65,280
Debt service payments	(14,375)	(30,000)	(114,375)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$2,050,905	$2,624,290	$6,003,666

Net Increase/(Decrease) in Cash	$109,446	$682,637	$289,004

Beginning Cash Balance	$211,188	$1,913	$31,630

Ending Cash Balance	$320,634	$684,550	$320,634

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Nine Months Ended		(June 16, 2006 through
	September 30,	September 30,	September 30,
	2013	2012	2013)
The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	-	54,290	156,651
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$54,290	$729,108
Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250
Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$424,000
The Company relinquished its mining property in exchange for the following:
For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

					Accumulated Deficit
		Common Stock		Additional	Prior	During
	Share	No. of	$0.0001	Paid-In	Exploration	Exploration
	Price	Shares	Par Value	Capital	Stage	Stage	Total

At January 1, 2012		36,780,828	3,678	2,505,935	(176,034)	(2,454,140)	(120,561)
Convertible Debt
Issuance of Warrants
February 6, 2012				133,334			133,334
Convertible Debt
Issuance of Warrants
May 25, 2012				444,444			444,444
Shares exchanged for debt
August 28, 2012	$0.200	271,452	27	54,263			54,290
Cost of Discounted Shares
August 28, 2012				95,008			95,008
Stock option - grants issued
November 7, 2012	$0.070			28,000			28,000
Net Income/(Loss)						(2,551,426)	(2,551,426)
At December 31, 2012		37,052,280	3,705	3,260,984	(176,034)	(5,005,566)	(1,916,911)
Convertible Debt
Issuance of Warrants
February 21, 2013				917,542			917,542
Net Income/(Loss)						(724,174)	(724,174)
At March 31, 2013		37,052,280	3,705	4,178,526	(176,034)	(5,729,740)	(1,723,543)
Convertible Debt
Issuance of Warrants
May 22, 2013				500,000			500,000
Net Income/(Loss)						(880,117)	(880,117)
At June 30, 2013		37,052,280	3,705	4,678,526	(176,034)	(6,609,857)	(2,103,660)
Convertible Debt
Issuance of Warrants
July 31, 2013				500,000			500,000
Net Income/(Loss)						(1,139,163)	(1,139,163)

At September 30, 2013		37,052,280	3,705	5,178,526	(176,034)	(7,749,020)	(2,742,823)

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

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. The Company has completed a preliminary drilling program and is analyzing its findings. At September 30, 2013, there are no proven and probable reserves.

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

Condensed Financial Statements
The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for the periods ended September 30, 2013 and December 31, 2012 and results of operations for the comparative periods for the three months ended September 30, 2013 and June 30, 2012. Cash flows are presented for the comparative periods for the nine months ended September 30, 2013 and June 30, 2012.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements for the three months ended September 30, 2013 and June 30, 2012 include the accounts of International Silver, Inc. and its subsidiaries, Western States Engineering, Inc. International Silver Nevada, Inc. and Butte Silver Mines, Inc. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At September 30, 2013, trade receivables were $9,821 and at December 31, 2012, trade receivables were $61,323. No allowance for uncollectible accounts was established, as management deem the accounts as fully collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of “significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At September 30, 2013 and December 31, 2012, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method. At September 30, 2013 and December 31, 2012, the value of the Company’s investments in Continental Mining & Smelting Limited was considered impaired. See Note E – Other Assets – Investments in Stocks.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At September 30, 2013 and December 31, 2012, all mineral interests were in the exploration stage.

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

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of September 30, 2013, there was $11,730 in accumulated depreciation and no amortization has taken place on any of the mineral interests, as the Company is in the exploration stage.

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

At September 30, 2013, an impairment test was conducted on the Company’s mineral land holdings and no impairment loss is required. Refer to Note D – Property. Plant and Equipment – Mining Properties.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Income was recognized from management and engineering contracts rendered by Western States Engineering, Inc., a subsidiary of International Silver, Inc. for the nine months ended September 30, 2013. As of September 30, 2013, there has been no production from any of the Company's mineral properties, as these properties are still in the exploratory stage.

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

As of September 30, 2013 and December 31, 2012, no options or warrants had been exercised.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash investing and financing transactions during the nine months ended September 30, 2013 were $858,103 and $173,737 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, non-cash investing and financing activities reflected amortization of discount on notes issued by ISLV Partners, LLC. (refer to Note H – Convertible Notes Payable)

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On September 30, 2013 and December 31, 2012, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense

During the nine months ended September 30, 2013, the leases on New Butte and the Continental Public Land Trust, located in the State of Montana, were renewed, as well as commercial insurance coverage for all our exploration properties located in Nevada and Montana. At September 30, 2013, prepaid expenses reflect the unexpired portion of mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Also reflected in prepaid expenses is the unexpired portion of directors’ and officers’ insurance and commercial insurance on our Nevada and Montana properties, prepayments on the roaster-leach study being conducted by Hazen Research and on a consulting arrangement with Gustavson Associates for a preliminary economic assessment on the Caselton Tailings located in Nevada, resulting in a prepaid expense balance of $132,515 at September 30, 2013, compared to a balance of $105,651 at December 31, 2012, summarized below:

	September 30, 2013	December 31, 2012

Prepaid mine leases	$23,370	$49,096
Prepaid commercial insurance	14,438	5,603
Prepaid director & officer insurance	61,703	35,413
Prepaid expense – metallurgical services	7,000	14,321
Prepaid expense – economic assessment study	25,000	0
Prepaid expense – other	1,004	1,218

Total prepaid expenses	$132,515	$105,651

Note D - Property, Plant and Equipment

Mining Properties
The Company’s mining interests, include property acquired by staking, purchasing and leasing mining claims located in the states of California, Nevada and Montana.  At September 30, 2013, mining properties valued at $153,388 were as follows:

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

West Butte - Chattel Property - Silver Bow County Montana
On April 27, 2012, the Company entered into a purchase agreement with Chattel, LLC, a Montana limited liability company, for 1,022 acres of land and mineral rights, located in Silver Bow County, Montana at a purchase price of $1,500,000. The contract for deed was executed on August 7, 2012, at which time an initial deposit of $50,000 was made, plus title fees of $5,888. The terms of the purchase agreement are disclosed in Note I – Contract Payable.

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value.  On August 7, 2013, the Company made the first anniversary payment of $50,000, plus interest accrued up to that date.  At September 30, 2013, installments applied towards the purchase of the Chattel property were $105,888.

Prince Mine Lease – Lincoln County, Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the Prince Mine in Lincoln County, Nevada, USA. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. During 2012, a preliminary drilling program was undertaken by the Company. At September 30, 2013 there were no proven or probable reserves.

The five-year lease requires annual lease payments of $50,000 payable annually on each anniversary date from the date of the lease agreement. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments are as follows:

November 6, 2013	$50,000
November 6, 2014	$50,000

Total	$100,000

Lease expense on the Prince Mine since inception of the lease on November 6, 2010 through September 30, 2013 is $145,068. For the nine months ended September 30, 2013, lease expense was $37,397.

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

The term of the agreement is for fifty (50) years and for so long as Product is produced, or until sooner terminated, extended or canceled. The lease requires annual lease payments commencing January 15, 2012 and on each anniversary date thereafter. The initial annual lease payment of $15,000 and the first anniversary payment due January 15, 2013 were timely paid.  Annual lease payments for years 2014 and 2015 are $15,000 each year. Annual lease payments for years 2016 – 2020 are $20,000; thereafter, annual lease payments are variable and increase progressively. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments, based on an amended agreement executed on May 22, 2012, are as follows:

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

Lease expense on the New Butte property since inception of the lease on December 1, 2011 through September 30, 2013 was $25,603.  For the nine months ended September 30, 2013, lease expense was $11,178.

Continental Public Land Trust Lease – Silver Bow County, Montana
On April 23, 2012, the Company entered into a mineral lease and option to purchase agreement with Continental Public Land Trust, a Montana non-profit organization, to explore the mineral potential of certain patented lode and placer mining claims located in located in Silver Bow County, Montana.

The term of the agreement is for ninety-nine (99) years and for so long as Product is produced, or until sooner terminated, extended or canceled. The lease requires annual lease payments commencing April 23, 2012 and on each anniversary date thereafter. The initial annual lease payment of $20,000 and the first anniversary annual payment of $25,000 were timely paid.  Annual lease payments of $25,000 are due thereafter for the next ten years period from years 2014 through 2024; thereafter, the annual lease payment of $25,000 shall be adjusted in proportion to the United States Bureau of Labor Producer Price Index.

Each April 23rd - $25,000 annually - Years 2014– 2024	$250,000
Each April 23rd - $25,000 annually - Years 2015 – 2112, as adjusted by US Producer Price Index	$2,175,000
Total	$2,425,000

Additionally, the Company agrees to pay the owner a royalty of two percent (2.0%) of the net cash flow from its operating activities (free cash flow royalty) derived from production of all mineral commodities produced from the owner’s property.

Lease expense on the Continental Public Land Trust since inception of the lease on April 23, 2012 through September 30, 2013 was $30,959.  For the nine months ended September 30, 2013, lease expense was $17,151.

Leasehold Improvements, Equipment, Furniture and Fixtures
Acquisitions during the nine months ended September 30, 2013 consisted of office furniture, scanner/plotter and computers and auto cad software for the newly-established exploration office at Butte, Montana. At September 30, 2013, total leasehold improvements, equipment and office furniture acquisitions to-date were $83,362.

At September 30, 2013, property, plant and equipment is comprised of the following:

Land – Mining Properties	$153,388
Leasehold Improvements	26,812
Equipment	6,096
Furniture and Fixtures	14,637
Computer Software and Equipment	34,694
$235,627
Accumulated Depreciation	(11,730)
$223,897

Depreciation expense for the three months ended September 30, 2013 was $2,703 and accumulated depreciation was $11,730.

Note E – Other Assets

Investments in Stock
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”), a Canadian company. At September 30, 2013, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001. At the date of acquisition, the Company determined that the “Equity Method” of accounting was warranted because the Company was deemed to exercise significant influence and control over Continental’s policies and operations, although the percentage was below the 20% threshold pursuant to FASB ASC 323-10-15-6 – Significant Influence. The Company has one director and an officer who represent Continental as directors.

The Company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2012 and September 30, 2013, there is no measurable value in the common stock of Continental Mining and Smelting Limited. Continental Mining and Smelting Limited has been attempting to obtain financing to enter the development stage of their mining operations, but has thus far been unsuccessful in doing so,

At September 30, 2013, the Company’s share of losses for the nine months then ended were $40,695 and cumulative losses inception to–date are $240,181. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At September 30, 2013, the Company held the following securities:	No of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

Note F - Deposits Toward Investment

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

As of September 30, 2013, the Company had reimbursed Aurum, LLC $190,000 for land royalty payments, plus a reimbursement of $1,142 for recording fees for a total of $191,142 for holding costs on property associated with a joint venture between the Company and Aurum, LLC. These funds are recognized as a deposit towards the investment in the joint venture with Aurum, LLC. Pursuant to the joint venture agreement, these costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.

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

Management made the decision not to exercise the purchase option, thereby relinquishing any rights under this option.  The option price of $35,000 was written off to expense as of September 30, 2013.

Non-Refundable Deposits – Option to Purchase Acid Plant
On April 1, 2013, the Company executed an exclusive right to purchase agreement with Atlas Precious Metals Inc., a related party, for the purchase of a sulfuric acid plant. The purchase price agreed to is the lower of either the market value or $5,000,000 during the term of 18 months. Under the agreement, the Company will make an initial payment of $14,000, payable at the signing of the agreement and $7,000, payable on the 20th day of each month. All payments shall be applied towards the purchase price of the asset. Payment may be tendered in cash, shares of the Company’s common stock or a combination thereof. The common stock transaction is based on a per share price of $0.50 of the Company’s common stock. As of September 30, 2013, the Company had made a total of $56,000 in option payments.

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

Note H – Related Party Convertible Notes Payable

Convertible Note Purchase Agreement – Initial Financing
On February 6, 2012, the Company entered into a Convertible Note Purchase Agreement with ISLV Partners, LLC (the Lenders) to provide funding in the amount of $600,000 for working capital and other corporate purposes. The general terms and conditions of the loan provide that the “lenders” retain out of the funding, the sum of the $90,300 and $80,000, to satisfy full repayment of the promissory notes which were assigned to the lender, including all unpaid accrued interest to the closing date. The initial note in the principal amount of $600,000 is secured by the mortgages, deeds of trust, fixture filings, security agreements and assignment of leases and rents, and such security agreements executed and delivered on the closing date, pursuant to which certain real properties owned by the Company and /or any subsidiary, as more particularly specified in such mortgages, deeds of trust, assignment of leases and rents are pledged as collateral security for the obligations (Initial Mortgages). The principal and unpaid interest, at a per annum interest rate of eight (8%) percent is due on or before February 14, 2014.

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

Convertible Note Agreement – Fourth Amendment
On July 24, 2013, the Company executed a fourth amendment to the Convertible Note Agreement, dated February 6, 2012, as amended by the First, Second and Third amendments, dated May 17, 2012, February 13, 2013 and May 22, 2013, respectively.  The “financing option” was amended to allow for multiple closings or tranches, and if ISLV Partners, LLC funds at least $500,000 of the Financing Option prior to August 12, 2103, ISLV Partners, LLC shall have until November 1, 2013 to fund the remaining portion (up to $1,000,000 additional) of the financing Option.

On July 31, 2013, ISLV Partners, LLC loaned an additional amount of $500,000 and shall have the right to loan an additional amount up to $1,000,000 by November 1, 2013. The note is convertible into International Silver, Inc. common stock at $0.20 per share. In addition, the Company issued to ISLV Partners, LLC a warrant to purchase 2,500,000 additional common stock shares at an exercise price of $0.40 per share, exercisable through July 31, 2016. Net proceeds from the loan will be used for working capital, exploration and corporate development purposes

The following table summarizes the net carrying value, after the discount on the notes resulting from the issuance of warrants:

	September 30, 2013	December 31, 2012
Convertible Notes Payable issued to ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$600,000
Issued May 17, 2012	130,000	130,000
Issued May 25, 2012	1,870,000	1,870,000
Issued February 21, 2013	1,000,000	0
Issued May 22, 2013	500,000	0
Issued July 31, 2013	500,000	0
Total	$4,600,000	$2,600,000
Discount on Notes Payable	(1,520,172)	(460,734)
Net Carrying Value	$3,079,828	$2,139,266

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At September 30, 2103, no conversion had occurred.

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

Outstanding convertible instrument
An optional conversion feature was included in the convertible term notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At September 30, 2013, the convertible note instruments had no beneficial conversion feature, and thus a discount on the notes themselves was not recognized, but the “detachable” warrants issued in conjunction with this financing were assigned a fair value due to their beneficial conversion feature on a “fully-converted” basis. In addition, an “intrinsic value” was also assigned on the warrants, pursuant to generally accepted accounting principles, as governed by ASC 470-20-55-12.

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

Warrants
Detachable warrants issued by the Company providing the Lender with the option to purchase 31,510,450 shares of the Company’s common stock as of September 30, 2013 are as follows:

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

Warrants Issued on May 22, 2013
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

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$500,000
No. of Common Shares	2,500,000
Current Market Value
Market Share price at May 22, 2013	$0.45
Market Value of Stock, if converted	$1,125,000	$429,389

Fair Value - Warrants - At Time of Issuance – May 22, 2013
No. of Warrants Issued	2,500,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.074
Fair Value of Warrants	$185,000	$70,611

Total/Relative Value	$1,310,000	$500,000

Beneficial Conversion Option Calculation
Relative Note Value		$429,389

Face value of Note		$500,000

Market value of stock		$0.200
Intrinsic conversion price/share		$0.172
Beneficial Conversion Option for fully converted note (limited to face value of note)		$429,389

Warrants Issued on July 31, 2013
On July 31, 2013, the Company, in conjunction with the issuance of the an additional convertible note in the amount of $500,000, issued a total of 2,500,000 “detachable” warrants to ISLV Partners, LLC for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share. The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible. The beneficial conversion option was derived as follows:

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$500,000
No. of Common Shares	2,500,000
Current Market Value
Market Share price at July 31, 2013	$0.38
Market Value of Stock, if converted	$950,000	$451,306

Fair Value - Warrants - At Time of Issuance – July 31, 2013
No. of Warrants Issued	2,500,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.041
Fair Value of Warrants	$102,500	$48,694

Total/Relative Value	$1,052,500	$500,000

Beneficial Conversion Option Calculation
Relative Note Value		$451,306

Face value of Note		$500,000

Market value of stock		$0.200
Intrinsic conversion price/share		$0.181
Beneficial Conversion Option for fully converted note (limited to face value of note)		$451,306

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

Contract Payable – Chattel, LLC
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

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value. Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees paid were capitalized, and thus no liability was recognized on August 7, 2012.  On August 7, 2013, the first anniversary payment of $50,000, plus interest of $58,000 was paid.  As of September 30, 2013, there is no principal balance reflected on the financial statements themselves.

Contract Payable – First Insurance Funding
On July 17, 2013, the Company entered into an agreement with First Insurance funding to finance the annual policy premium for directors’ and officers’ liability insurance in the amount of $81,600.  The terms of the agreement required a down payment of $16,320, with balance due in nine (9) equal installment of $7,467, based on an interest rate of seven percent (7.0%) per annum.  At September 30, 2013, the principal balance due was $50,905.

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

At September 30, 2013, the Company recorded a deferred tax benefit of $1,620,723 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables, which average 34% at September 30, 2013 and December 31, 2012.

Net deferred tax assets consist of the following components:	September 30,	December 31,
	2013	2012

Deferred Tax Asset	$1,620,723	$1,105,626
Valuation Account	(1,620,793)	(1,105,626)
Net Deferred Tax Asset	$0	$0

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

At September 30, 2013, the Company had 37,052,280 shares issued and outstanding. The Company has 500,000,000 shares of common stock authorized.

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

No options were exercised or forfeited during the three months ended September 30, 2013 or for the year ended December 31, 2012.

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

A summary status of stock option activity as of September 30, 2013 is as follows:

				Weighted	(in years)
		Weighted		Average	Average
	Number of	Average	Options	Exercise	Contractual
	Stock Options	Exercise Price	Exercisable	Price	Life
Outstanding, January 1, 2010	0		0
Granted - November 1, 2010	3,300,000	$0.20	3,300,000	$0.20
Exercised	0		0
Outstanding, December 31, 2011	3,300,000	$0.20	3,300,000	$0.20
Granted - November 5, 2012	400,000	$0.34	400,000	$0.34
Exercised	0		0
Outstanding, December 31, 2012	3,700,000	$0.22	3,700,000	$0.22	3.00
Granted	0	0	0
Exercised	0	0	0
Outstanding, March 31, 2013	3,700,000	$0.22	3,700,000	$0.22	2.68
Granted	0	0	0
Exercised	0	0	0
Outstanding, June 30, 2013	3,700,000	$0.22	3,700,000	$0.22	2.62
Granted	0	0	0
Exercised	0	0	0
Outstanding, September 30, 2013	3,700,000	$0.22	3,700,000	$0.22	2.62

Warrants
To date, the Board of Directors has approved the issuance of 31,510,450 warrants resulting from 1) a private placement occurring in 2011 in which 8,238,998 warrants were issued, 2) six convertible notes in which an aggregate of 23,000,000 warrants were issued, and 3) 271,452 warrants issued in settlement of outstanding debt due the Company’s Chief Executive Officer and Board Chairman, Harold R. Shipes.

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

On July 31, 2013, the Company a negotiated convertible term note of $500,000 whereby the lender was issued an additional 2,500,000 warrants, with an expiry date of July 31, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

At September 30, 2013, none had yet been exercised.

A summary of warrant activity for the year ended December 31, 2012 and for the nine months ended September 30, 2013 is as follows:

				Weighted
		Weighted		Average
	Number of	Average	Warrants	Exercise
	Warrants	Exercise Price	Exercisable	Price
Outstanding, January 1, 2010	0		0
Granted	8,238,998	$0.20	8,238,998	$0.20
Exercised	0		0
Outstanding, December 31, 2011	8,238,998	$0.20	8,238,998	$0.20
Granted	3,000,000	$0.40	3,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2012	11,238,998	$0.25	11,238,998	$0.25
Granted	10,000,000	$0.40	10,000,000	$0.40
Exercised	0		0
Outstanding, June 30, 2012	21,238,998	$0.32	21,238,998	$0.32
Granted	271,452	$0.40	271,452	$0.40
Exercised	0		0
Outstanding, September 30, 2012	21,510,450	$0.32	21,510,450	$0.32
Granted	0	$0.40	0	$0.40
Exercised	0		0
Outstanding, December 31, 2012	21,510,450	$0.34	21,510,450	$0.34
Granted	5,000,000	$0.40	5,000,000	$0.40
Exercised	0		0
Outstanding, March 31, 2013	26,510,450	$0.34	26,510,450	$0.34
Granted	2,500,000	$0.40	2,500,000	$0.40
Exercised	0		0
Outstanding, June 30, 2013	29,010,450	$0.34	29,010,450	$0.34
Granted	2,500,000	$0.40	2,500,000	$0.40
Exercised	0		0
Outstanding, September 30, 2013	31,510,450	$0.35	31,510,450	$0.35

At September 30, 2013, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

				Warrants Exercisable
	Warrants O/S				Weighted
Range of	Weighted-Average		Weighted		Average
Warrant Exercise	Remaining	Number of	Average	Number of	Exercise
Price	Contractual Life	Warrants	Exercise Price	Warrants	Price

$0.20	0.64	7,699,998	$0.20	7,699,998	$0.20
$0.20	0.70	539,000	$0.20	539,000	$0.20
$0.40	1.35	3,000,000	$0.40	3,000,000	$0.40
$0.40	1.65	10,000,000	$0.40	10,000,000	$0.40
$0.40	1.91	271,452	$0.40	271,452	$0.40
$0.40	2.39	5,000,000	$0.40	5,000,000	$0.40
$0.40	2.64	2,500,000	$0.40	2,500,000	$0.40
$0.40	2.84	2,500,000	$0.40	2,500,000	$0.40
	1.65	31,510,450		31,510,450

Note L - Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	September 30,	December 31,
	2013	2012
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$9,537	$1,608
Clinton W. Walker – Director	12,500	12,500
John P. Kennedy – Director	12,500	0
H. Eugene Dunham – Director	12,500	12,500
Michael Harrington – Director	12,500	12,500
Russell D. Alley – Director	12,993	12,500
Total	$72,530	$52,218

At September 30, 2013, we owed $72,530 to related parties.

Related party transactions have occurred with the following related party officer and directors:

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, travels extensively in connection with the Company’s holdings or prospective holdings which is reimbursable by the Company. At September 30, 2013, there were reimbursable expenses due Mr. Shipes in the amount of $9,537 and December, 31, 2012, Mr. Shipes was owed $1,608.

Commencing with the month of September, 2012, the Company approved compensation to its Board of Directors of $50,000 each annually. At September 30, 2013, the Company owed its directors $62,500 in directors’ fees and an additional $493 in reimbursable expenses.

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

At September 30, 2013, there was $12,603 of deferred income from the Calico mineral lease agreement.

Note N– Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through September 30, 2013 are $1,613,046. Exploration costs incurred for the nine months ended September 30, 2013 were $ 375,746.

Note O – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has disclosed all material events that have transpired subsequent to September 30, 2013 up through the issuance date. As of September 30, 2013, there were no significant subsequent events.

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

Results of Operations

Operating Performance for the three months ended September 30, 2013 (the “September 2013 Quarter”) as compared to the three months ended September 30, 2012 (the “September 2012 Quarter ”) was as follows:

For the September 2013 Quarter, we recorded a net loss of $1,139,163, as compared to a net loss of $909,378 for the September 2012 Quarter or an increase in net loss of $229,785 or 25%, as compared to the September 2012 Quarter. The increase in the net loss resulted primarily from the recognition of $451,818 in interest costs arising from the amortization of discount on notes due to the recognition of the “beneficial conversion feature” of warrants issued and accrued interest on convertible notes during the September 2013 Quarter.  Offsetting these higher interest costs were exploration costs incurred during the September 2012 Quarter which were $251,927 higher due to the Company’s Phase 1 drilling program undertaken during the second half of 2012.

Operating expenses reflected during the September 2013 Quarter were $621,970, a decrease of $105,087 or 14% as compared to operating expenses of $727,057 for the September 2012 Quarter. The decrease in operating expenses was in the area of exploration as a result of the Company completing the Phase 1 drilling program in the Pioche Mining district during the latter half of 2012.  Exploration costs were $251,927 less during the September 2013 Quarter than the September 2012 Quarter.  Increased director’s fees and salaries partially offset lower exploration costs.

Other Income/(Expense) during the September 2013 Quarter was $557,299, a net increase of $351,644, as compared to the September 2012 Quarter of $205,655. The increase resulted from the recognition of interest costs arising primarily from the amortization of discount on notes on the recognition of the “beneficial conversion feature” of warrants issued and accrued interest on convertible notes.

Operating Performance for the nine months ended September 30, 2013 as compared to the nine months ended September  30, 2012 was as follows:

For the nine months ended September 30, 2013, we recorded a net loss of $2,743,455, as compared to a net loss of $1,864,636 for the nine months ended September 2012 or an increase in net loss of $878,819 or 47%. Of this increase, $823,926 was for interest costs.  During the nine months ended September 30, 2013, interest costs of $1,178,924 have been incurred, as compared to $354,998 during the nine months ended September 30, 2012.  This increase arose arising primarily from the amortization of discount on notes due to the recognition of the “beneficial conversion feature” of warrants issued to-date and accrued interest on convertible notes.

Although revenues from engineering-related services provided by the Company increased by $221,546, operating expenses also increased by $276,439.  Most of these increases came in the area of risk management for director fees and insurance and increased salaries due to the establishment of an exploration office in Butte, Montana.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the nine months ended September 30, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than from management and engineering consulting services, and our net losses from inception as a development stage company, which total $7,749,021 and the uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through private placements, short-term convertible notes, and some on-going engineering consulting services. The capital required to execute our total business vision and objectives is significant. On February 6, 2012 and May 25, 2012, we negotiated convertible term notes totaling $2,600,000 and on February 21, 2013, May 22, 2013 and July 31, 2013, we negotiated a convertible notes for $2,000,000, bringing the total of financing procured during the last eighteen months to $4,600,000. During 2013, we will continue our efforts to raise additional capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives.

Our global capital budget for 2013 for the completion of acquisitions, exploration and development programs in the Pioche Mining District in Nevada and in Silver Bow County, Montana is approximately $4.2 million.

Cash and Cash Flows

Cash on hand at September 30, 2013 was $320,634 as compared to $211,188 at December 31, 2013. The increase in cash of $109,446 results proceeds from the issuance of convertible notes of $2,000,000, $50,905 from other financing activities, $158,739 in equipment purchases, land purchases and investments and $1,782,720 cash outflows from operating activities.

The net change in cash flow for the nine months ended September 30, 2013 versus the nine months ended September 30, 2012 was $573,385.  Net cash flows from operating activities were ($1,782,720) for the nine months ended September 30, 2013, compared to ($1,690,693) for the nine months ended September 30, 2012, a net decrease in cash flows of $92,027.

Investment activities during the nine months ended September 30, 2013 of $158,739 included the purchase of office furnishings and computer equipment in the amount of $44,097 for a newly-established exploration office in Butte, Montana, $50,000 in installments on the purchase of the Chattel property in Butte, Montana, $23,500 in option payments towards the purchase of an acid plant and $41,142 in contributions towards a joint venture investment with Aurum, LLC, bringing our total investment to date to $191,142. In comparison, investments during the nine months ended September 30, 2012 totaling $250,960, were $3,654 for equipment, $102,900 in installments towards the purchase of the Chattel property in Butte, Montana, $14,406 for a reclamation bond posted on the Caselton Tailings project and $130,000 in the joint venture with Aurum, LLC.

Financing activities undertaken during the nine months ended September 30, 2013 which totaled $2,050,905, included the issuance of three convertible notes to ISLV Partners, LLC totaling $2,000,000 and the financing of a directors’ and officers’ liability policy in the amount of $81,600, less a down payment of $16,320 and debt service payments of $14,375. Financing activities for the nine months ended September 30, 2012, which totaled $2,624,290, included the issuance of convertible notes totaling $2,600,000 to ISLV Partners, LLC, and a convertible note issued to H.R. Shipes for $54,290 and $30,000 in debt service payments.

Going forward, our business plan does not reflect, nor do we anticipate, any revenues from our properties during the remaining part of our exploration phase until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities. We have generated $244,880 in revenues for the nine months ended September 30, 2013 from management and engineering contracts through our affiliate Western States Engineering, Inc.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have purchased the following properties and engaged in the exploration activities and incurred the following exploration costs since inception:

Capital Acquisitions:
A) Purchase of Tecoma Mine - Year 2007	$90,000
B) Sale of Tecoma Mine - Year 2008	(90,000)
C) Purchase of Magna Charta property - Silver Bow County, Montana	47,500
D) Purchase of Chattel property - Silver Bow County, Montana	105,888
Total Capital Acquisitions	$153,388

Exploration Costs:
A) Acquisition of 98% interest in Metals Preciosos, S.A. de C.V., a
Mexican company
1) El Cumbro property	$14,260
2) El Cusito property	15,000
3) Canada de Oro property	15,000
4) La Moneda property	10,000
B) Langtry property - options expired - exploration abandoned
1) Option payments	100,000
2) Exploration costs	21,075
C) Calico Mining District - San Bernadino County, California
1) Silverado mining claims - acquisition of BLM mineral claims	4,250
2) Leviathon mining claims - acquisition of BLM mineral claims	47,609
D) Pioche Mining District - Lincoln County, Nevada
1) Prince Mine lease	793,754
2) Caselton Tailings exploration costs	334,311
3) Caselton Mine/Mill exploration costs	50,585
E) Silver Bow County, Montana
1) New Butte property lease	69,563
2) Continental Public Land Trust lease	30,959
3) Chattel property	0
4) Red Pine	870
3) Silver Bar property (option) – abandoned	6,819
4) Butte properties - General exploration costs	56,359
F) Other Exploration Sites ( evaluated)
1) Anaconda	7,500
2) Oro Blanco	8,840
3) SE Arizona Silver	4,829
4) Mohave Gold	1,050
5) Zonia Mine	6,650
6) General Administrative costs	13,763
Total Exploration Costs	$1,613,046

These direct exploration costs account for approximately 24% of the total operating expenditures of $6,752,551, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, director’s fees, insurance, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our interim condensed Consolidated Financial Statements for the nine months ended September 30, 2013 have been applied consistently with the year ended December 31, 2012.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of September 30, 2013 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending September 30, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

We issued no shares of our common stock during the quarter ended September 30, 2013, or thereafter.

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

INTERNATIONAL SILVER, INC.

Dated: November 14, 2013	By:	/s/ Harold R Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	November 14, 2013
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/ John A. McKinney	Chief Financial Officer	November 14, 2013
John A. McKinney	Executive Vice President
(Principal Financial Officer)