Form 10-K
period 2013-12-31
INTERNATIONAL SILVER INC
filed 2014-04-15
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2013 the aggregate market value of the voting stock held by non-affiliates of the registrant ("aggregate market value") was approximately $3,435,840.

Issuer's revenues for its most recent fiscal year: $386,425. The number of shares of the registrant's $.0001 par value common stock outstanding as of April 11, 2014 was 37,092,095.

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

Wulfenite - A mineral of tungsten.

General

We are an exploration stage company that searches for precious metals mineral deposits. We have not yet engaged in either development or production stage activities. We plan to acquire, stake claims, or lease exploration properties and conduct exploration activities in North America.

Our primary rights and properties are the: 1) Butte Silver Mining Project, located in the Butte Mining District of Silver Bow County, Montana consisting of approximately 380 acres of surface rights and 1,000 acres of mineral rights; 2) Pioche Project, located in the Pioche Mining District of Lincoln County, Nevada, which consists of a block of 495 acres of unpatented Federal lode mining claims adjacent to the Prince Mine and 450 acres of unpatented Federal lode claims adjacent to the Caselton Mine; and 3) Calico Silver Project, an exploration project, located in the Calico Mining District of San Bernardino County, California and held by unpatented Federal lode mining claims that we own.

We generated total revenues of $386,425 in 2013 from a mineral lease agreement and engineering/mining related consulting services. Our engineering related revenues and mineral lease income are insufficient to maintain our exploration efforts; accordingly, we are dependent upon procuring third-party funding to continue our focus on exploration and development activities.

We have relied upon funds raised from the sale of our common stock funds from private placements and limited engineering services to cover our operating costs and expenses. After December, 31, 2013, management executed a convertible note agreement for $2.2 million and is pursuing additional funding to expand our exploration activities at the Prince Mine in Nevada and Butte properties in Montana and for general corporate activities. Our independent accountant has issued an opinion that there is substantial doubt about our ability to continue as a going concern.

DESCRIPTION OF BUSINESS

Business Development
We were incorporated in Arizona on September 6, 1992 as Western States Engineering and Construction, Inc. On June 16, 2006, we changed our name to International Silver, Inc. to reflect our present business plan of conducting exploration and continuing limited engineering consulting services. Prior to June 16, 2006, we only conducted engineering mining related consulting services.

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

On January 1, 2013, we established an engineering/exploration office in Butte, Montana. We have three new employees: (1) Mr. Robin McCulloch, Manager of Operations; (2) Mr. Dirk Nelson, Geologist and (3) Mrs. Juliann Crnich, Office Manager.

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

Dependence on One or a Few Major Customers
We do not expect to become dependent upon a few major customers or companies, since we will sell metals and concentrates directly to smelters and metals trading companies.

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

We have no verbal or written agreements or any arrangements- with any of the above companies or other third party contractors or equipment sellers to operate on our properties or to sell us the items or provide the services reflected above. The above information only reflects our projected operational plan to use these companies if we can purchase the items from them or secure their services at the time they are needed.

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

California Property
The following approvals will be required from the following government agencies relative to our Calico Silver property prior to advanced exploration such as drilling:

●	California Department of Wildlife Management.
●	Bureau of Land Management as disclosed in our Plan of Operations, which provides for advanced exploration activities on Federal land held by unpatented mining claims.

Nevada Properties
The following approvals will be required from the following government agencies depending on the level of activity relative to our Pioche properties:

●	Water Quality Division of the Nevada Department of Environmental Protection, which requires approval for commercial processing of ore and or de-watering of mines for exploration.
●	Air Quality Division of the Nevada Department of Environmental Protection, which is required prior to commercial ore processing operations or construction of related facilities.
●	Explosives Permit from the Federal Bureau of Alcohol, Tobacco and Firearms required prior to mine operation or other blasting activity.
●	Bureau of Land Management – If advanced exploration or mining activities are to be conducted on federal managed land held by unpatented mining claims, Bureau of Land Management approval is required.
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

Disclosure Regarding Forward-Looking Statements and Risk Factors
Forward-Looking Statements.

This Annual Report on Form 10-K includes "forward-looking statements". All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

Available Information.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk, and you should only consider an investment in our securities if you can afford to sustain the loss of your entire investment. You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report on Form 10-K, including our consolidated financial statements and notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be negatively impacted.

Risks Related to our Business Activities.

Our financial condition raises substantial doubt about our ability to continue as a going concern.
As of December 31, 2013, we have an accumulated deficit of $8,875,759. We are an exploration stage enterprise and have generated nominal revenue during our exploration stage. Our auditor has issued a going concern opinion that there is substantial doubt whether we can continue as an ongoing business. If we fail to obtain $1.7 million of financing that we will need to conduct our operations, we will be unable to pursue our business plan and our operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock. Further, if we raise funds through the sale of our equity securities, our shareholders will suffer significant dilution.

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

Mining operations inherently imply certain risk of which investors should be aware, as follows:

●
World-wide economic cycles influence prices of base and precious metals. As economies recede, demand for these commodities may decline, which may negatively impact the supply and demand ratio, causing prices to respond accordingly. The cash flow generated by mining activities is dependent on price levels of the metals produced. Future world-wide economic cycles may cause prices to vary outside assumed parameters in cash flow models, which include certain price assumptions.

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
Although we were incorporated in 1992 and continue to perform engineering services and acquired the Calico Silver Project in 2007 and gained control of the mining leases in Nevada and Montana since 2010, we are still in the exploratory stage due to our change in business plans and have little operating history and have incurred losses during the exploratory period. We have never had any revenues from exploration or mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, which does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties will be found to contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future, which will require us to raise funds to cover our ongoing costs. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will be unable to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful in implementing our current business plan and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have no history of mining operations.
We have no history of mining operations, and there is no assurance that we will successfully operate profitably or provide a return on investment in the future. The costs, timing and complexities of mine construction and development are increased by the remote locations of our properties. It is common in new mining operations to experience unexpected problems and delays during construction, development, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations or that we will profitably produce metals at any of its properties. Other factors mentioned in this section entitled “Risk Factors” may also prevent us from successfully operating a mine.

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
We anticipate that significant expansion of our operations will be required in order to address potential market opportunities. This potential growth will place a significant strain on our management, operational and financial resources. We expect to add additional key personnel in the near future. Increases in the number of employees will place significant demands on our management. In order to manage the expected growth of its operations, we will be required to expand existing operations, particularly with respect to mining personnel, to improve existing procedures and controls, including improvement of our financial and other internal management systems, on a timely basis.

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
We may have inadequate funds to complete the acquisition and initiate and achieve operations of any or our present or proposed properties. Implementation of our plan to develop these properties is dependent upon receiving financing, for which there are no assurances. If we are unable to obtain financing, we may have to curtail, delay or cease operations, which will negatively affect the value of an investment in our securities. Unless we are able to generate revenue from our operations, we may be unable to obtain traditional bank financing on reasonable terms, if at all, and we may be limited to equity-based offerings, which is likely to dilute the interest of our stockholders. Further, there is no assurance that we will be successful in obtaining financing through debt or equity offerings, on commercially reasonable terms or at all. Any of these eventualities would have a material adverse effect on our business and operations.

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

Land reclamation requirements for exploration properties may be burdensome and may divert funds from our exploration programs.
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

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is a limited market for our common stock, which may make it more difficult to dispose of your stock.
Our common stock is currently quoted on the OTCMARKETS’ OTCQB under the symbol "ISLV". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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
Our senior management owns in the aggregate a majority of our outstanding common stock, which enables them to control management and operational decisions without the input of our non-management shareholders.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.
Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of additional shares of preferred stock could adversely affect the rights of holders of our common stock. Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities. A sale of a substantial number of shares of our common stock may cause the price of its common stock to decline. If our stockholders sell substantial amounts of our common stock in the public market, the market price of its common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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
Our stock is quoted on the OTCQB. The OTCQB is not a stock exchange and there is not an active market for our common stock. There may be many periods, some of significant duration, in which there is no or insignificant trading volume in our common stock. The absence of any significant activity can result in a volatile stock. When there is little trading activity, the purchase or sale of a relatively small number of shares could result in a disproportionate change in the stock price. In addition, numerous other factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

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

Item 2. Properties

Our Corporate Offices
Tucson, Arizona

Our corporate offices, which are located at 5210 E. Williams Circle, Suite 700, Tucson, Arizona 85711, are leased from WC Partners, a Los Angeles, California-based company. On June 18, 2013, we entered into an assignment of the lease from an affiliate, Atlas Precious Metals, Inc. The initial base rent is $8,780 per month. Our corporate offices are composed of nine offices and approximately 4,390 square feet and our adequate for our purposes. Our lease expires on September 30, 2018.

Exploration Properties and Claims
We may explore for various metals, including gold, silver, copper, lead, manganese, zinc, barite; however, our initial primary activities will focus on the exploration of silver. Our exploration rights were obtained through outright property acquisition, staking of federal mining claims on lands managed by the U.S. Bureau of Land Management, purchase options of privately held surface and mineral rights, purchase of unpatented claims on Bureau of Land Management managed federal lands and through exploration leases. These rights are held by us without underlying royalty interests. Our properties are located in San Bernardino County, California, the Pioche mining district of Lincoln County, Nevada and Butte, Montana. These properties and the land tenure are further discussed in later sections as

●	Pioche Properties
●	Montana Properties
●	The Calico Silver Project

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

The Prince Mine was an underground mine which was developed on the very large sulfide replacement "channels" or structural zones containing silver, zinc, lead, gold and manganese with commercial ore grades, but with varying grade in each channel. The three principle and most significant channels are the Caselton Channel, the Prince Channel and the Pan American Channel. These channels are known to extend for several miles in length and range from 100 feet to as much as 1,800 feet wide with ore up to 90 feet thick. Typically, they historically graded 2.3 ounces of silver and 0.02 ounces of gold per ton, 2.5% lead, 3.5% zinc and 12% manganese dioxide. (P. Gemmill, 1968, pp 1128-1147: In Ridge, Ore Deposits of the United States, AIME, NY.)

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

Property Description, Geology and History

The Prince Mine
We entered into an exploration lease with an option to acquire the Prince Mine property on November 6, 2010 as further discussed in Note D to our financial statements. The initial land position held under the lease/option consists of twelve patented lode mining claims held in fee simple title by Prince Mine LLC. These claims comprise 227 acres of surface and mineral rights. Should the purchase rights be exercised the property title will transfer to International Silver without a retained royalty. After the exercise of the lease, we acquired through Federal mining law by location, an additional 740 acres in 37 lode mining claims on BLM managed lands next to the patented leased land. The lease / option requires annual payments to the lessor. The Federal lode mining claims require annual maintenance fee payments to the U.S. BLM.

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

The Prince Mine is a historic underground silver producer which reportedly contains over 2 million tons of historically measured in-situ ore grade mineralization accessible through existing workings. Its main shaft is 850 feet deep and has several levels of drifts extending outward. It is located 1.5 miles from the Caselton Concentrator, a 1,500-ton per day minerals processing plant.

During the third quarter, 2013, a total of 11,680 feet were drilled at 16 hole locations using reverse circulation air rotary methods. The drill program was designed to provide proof of concept information on the exploration model for the area and define mineralized zones worthy of resource definition drilling. The results of the 2012 Phase I drill program indicated that three areas merit additional exploration based on the following:

1)
Sediment hosted gold mineralization without significant lead-zinc grade is present on the property. Drill hole PRC 10 intercepted 190 feet of mineralization at 630 feet of depth grading 0.04 opt gold and 1.5 opt silver. Fifty feet of the intercept was oxidized while the remainder was in sulfides. Two other drill holes, PRC 19 and PRC 25 intercepted from 10 to 40 feet of gold mineralization grading 0.07 to 0.08 opt with 0.9 opt silver.

2)
Limestone replacement type silver, lead, zinc, manganese mineralization was found at depths between 540 and 660 feet below surface as in drill holes PRC 23 and PRC24. The mineralization ranges from 15 feet to 80 feet in thickness and extends more or less continuously on strike for a distance of 3000 feet. This mineralized structural zone between two major faults is inferred to host 4,800,000 tons of mineralized material grading 0.019 opt gold, 1.96 opt silver, 1.0% lead, 2.1% zinc and 6.7% manganese.

3)
Drill holes PRC 11 and PRC 21 intercepted near surface, replacement type mineralization. Using the 2012 drilling data combined with that from other nearby underground sampling points, an inferred tonnage of mineralized material was calculated in this area totaling 5,200,000 tons averaging 0.008 opt gold, 2.57 opt silver, 2.7 % lead, 2.2% zinc and 9.6% manganese as oxides.

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
Centerville
Big Butte
BERKELEY
Pilot Butte Shaft
Bell Diamond Shaft
Rocker
Gimlet
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

Badger State Mine
State, Emily, Badger, Snow Ball and South Split of Rainbow veins
The Badger State Mine was operated by the Anaconda Company from 1960 to 1967 as a 1,500 ton per day (tpd) block cave silver – zinc mine. The mine has a substantial steel head frame and large steel frame hoist and compressor building. The three compartment shaft extends downward to the 3800 level. It is presently bulkheaded at the surface and will require repairs for renewed use.

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

The Company is presently preparing the application documents to permit a mining and mineral processing operation for Butte-Silver Bow mining district. The permit application will seek approval of renewed mining and milling operations at the Badger and Lexington mine areas with flotation processing at a site near the Badger shaft. The permit application is expected to be tendered to the Montana Department of Environmental Quality during the first half of 2014.

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

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information
Our common stock is quoted on the OTCQB under the trading symbol ISLV. The following table sets forth, for 2013 and 2012, the quarterly high and low bid prices for our common stock in the over-the-counter market. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions

	2012		2013
	High	Low	High	Low
First Quarter	$0.35	$0.20	$0.42	$0.25
Second Quarter	$0.21	$0.21	$0.45	$0.30
Third Quarter	$0.65	$0.20	$0.50	$0.35
Fourth Quarter	$0.65	$0.30	$0.48	$0.36

Holders
As of December 31, 2013, there were a total of 99 shareholders of record, of which 55 were active holders.

Transfer Agent
Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, telephone number (727) 289-0010.

Dividends
We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
On November 1, 2010, our Board of Directors authorized the approval of a stock option plan. The plan was amended, on February 28, 2013 by the Board of Directors to authorize a maximum of 5,000,000 shares of our common stock. The plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates.

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

On November 1, 2010, we granted stock options for 3,300,000 shares to directors, officers, key employees and consultants at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of our shares at the date of the grant. The options granted to employees were deemed as “incentive stock options” by our Board of Directors in accordance with the Plan; provided, that the treatment of the options as incentive stock options is subject to shareholder approval of the plan. Options granted to non-employees are non-qualified stock options. These option grants are fully vested and expire on November 1, 2015.

On November 5, 2012, stock options for 400,000 shares were granted to members of the Board of Directors at an exercise price of $0.34, which was in excess of the quoted market price of $0.30 of the our shares at the date of the grant. Stock options for 150,000 shares granted to new directors are fully vested and expire on November 5, 2015. The additional stock options for 250,000 shares issued to all directors vested on September 15, 2013. All these options were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan of common stock.

At December 31, 2013, we had 3,700,000 stock options outstanding. No options were exercised or forfeited during the years ended December 31, 2013 or 2012.

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

Purchasers of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any shares of our common stock during 2013 or 2012.

Sales of Unregistered Securities

On August 28, 2012, we issued 271,452 shares of common stock at $0.20 per share in exchange for an outstanding debt owed to a shareholder/officer in the amount of $54,290.

On December 2, 2013, we issued 14,519 shares of common stock to Kevin Wilson, as a result of his exercise of 9,679 units purchase options (UPO’s) for $1,452 and a “cashless exercise” of warrants thereof.

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

Use of Proceeds

The issuance of stock on August 28, 2012 was in exchange for a debt owed to a shareholder/director and we did not received any proceeds from this transaction. The proceeds received from the exercise of unit purchase options on December 2, 2013, were used for general administrative purposes.

Item 6. Selected Financial Data

	December 31, 2013	December 31, 2012	Exploration Stage (since inception) June 16, 2006 to December 31, 2013

Revenue	$386,425	$249.744	$1,077,458
Total Operating Expenses	$2,413,419	$2,337,418	$7,356,559
Cash on Hand	$98,411	$211,188	N/A
Total Assets	$683,100	$712,858	N/A
Current Liabilities	$4,275,176	$490,503	N/A
Working Capital (Deficit)	$(4,008,033)	$(112,341)	N/A
Accumulated Deficit	$(8,875,759)	$(5,181,600)	$(8,699,725)
Exploration Costs	$614,849	$870,543	$1,852,149

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Financial Condition and Changes in Financial Condition

Our financial condition as of December 31, 2013, compared to December 31, 2012 is summarized below, as follows:

Assets
As of December 31, 2013, we had total assets of $683,100 compared to total assets of $712,858 as of December 31, 2012, a decrease of $29,758. Current assets at December 31, 2013 of $267,143 and $378,162 at December 31, 2012 are comprised of prepaid insurance, mine lease costs and drilling costs. Property, plant and equipment of $222,315 at December 31, 2013, reflects primarily the acquisition the Magna Charta property in 2012 and the deposits made on the Chattel property, both located in Butte, Montana. Other assets as of December 31, 2013, includes $191,142 of deposits in an investment and a workers’ compensation deposit of $2,500.

	December 31,	December 31,	Net Increase/
	2013	2012	(Decrease)
Assets
Cash	$98,411	$211,188	$(112,777)
Accounts Receivable, incl. Related Parties	38,719	61,323	(22,604)
Prepaid Expenses	130,013	105,651	24,362
	$267,143	$378,162	$(111,019)
Property, Plant & Equipment-Net	222,315	135,290	87,025
Other Assets	193,642	199,406	(5,764)
	$683,100	$712,858	$(29,758)
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$716,129	$490,503	$225,626
Convertible Note Payable	3,459,047	0	3,459,047
Deferred Income	100,000	0	100,000
	$4,275,176	$490,503	$3,784,673
Long-Term Liabilities
Convertible Notes Payable	$0	$2,139,266	$(2,139,266)
Shareholders’ Equity
Capital Stock	$5,283,683	$3,264,689	$2,018,994
Accumulated Deficit	(8,875,759)	(5,181,600)	(3,694,159)
	$(3,592,076)	$(1,916,911)	$(1,675,165)

	$683,100	$712,858	$(29,758)

Total Liabilities & Equity
Total liabilities and equity at December 31, 2013 of $683,100, reflects payables and accrued expenses of $816,129 debt financing of $4,700,000 procured in 2012 and 2013 from ISLV Partners, LLC less discount on notes of $1,240,954, deferred income of $100,000 and shareholders’ equity of ($3,592,076) of which includes an accumulated deficit of $8,875,759. Current liabilities increased by $3,784,673 to $4,275,176 at December 31, 2013 compared to $490,503 at December 31, 2012. The increase in current liabilities over the prior year is attributable to higher payables and accrued interest on convertible debt and reclassification of convertible debt as a current liability, reflecting the maturity of these notes, due and payable in February, 2014.

Shareholders’ Equity decreased by $1,675,165 to ($3,592,076) as of December 31, 2013 compared to ($1,916,911) as of December 31, 2012. The decrease results from the net loss from operations of $3,694,159 during 2013, less the valuation assigned to warrants of $2,018,994 (recognized as equity financing) issued to ISLV Partners, LLC on the convertible loan financing that occurred during 2013.

Liquidity and Capital Resources
Working capital decreased by $3,895,692 to ($4,008,033) at December 31, 2013, compared to ($112,341) at December 31, 2012. The decrease in working capital resulted from increased payables and as a result of the reclassification of convertible debt as short-term, as the notes become due February, 2014.

Net cash flow from operating activities increased by $61,312 to ($2,019,102) at December 31, 2013, compared to ($2,080,414) at December 31, 2012. Most of the increase from the twelve months ended December 31, 2013 versus the twelve months ended December 31, 2012 is attributable to higher revenues ($136,681) earned from providing engineering design and procurement services, net of changes in working capital in the area of payables and accrued expenses.

Cash flows from investing activities were $195,127 for the year ended December 31, 2013, a decrease of $139,474 from the period ended December 31, 2012, Capital expenditures during 2013, included the purchase of office furniture and computer equipment of $44,097 for our newly-established exploration office in Butte, Montana, mine equipment of $1,388 and deposits towards an investment in a joint venture of $41,142, payments towards the purchase of the Chattel property in Butte, Montana of $50,000, option payments of $56,000 for purchase rights on an acid plant and a $2,500 deposit on our Workers’ Compensation policy.

During 2012, the capital expenditures in the amount of $334,601 were made - deposits of $150,000 were made towards an investment in a joint venture, purchase of the Magna Charta and Chattel properties in Montana requiring cash outlays of $103,388, a payment of $35,000 on the purchase option for the Pan American Zinc Co. assets in Nevada, the placement of an reclamation bond of $14,406 at the Caselton Tailings property and leasehold improvements and equipment expenditures of $31,807.

Cash flows from financing activities decreased by $522,838 to $2,101,452 for the year ended December 31, 2013 compared to $2,624,290 for the year ended December 31, 2012. During 2013, an additional $2,100,000 in financing was obtained through the issuance of convertible notes to ISLV Partners, LLC, bringing the total amount to $4,700,000 procured through December 31, 2013.

In 2012, third-party financing in the amount of $2,600,000 was obtained by the issuance of convertible notes. In addition, debt obligations in the amount of $54,290 were satisfied by the issuance of common stock to one its officers and debt service payments of $30,000 were made to extinguish the debt owed on a promissory note.

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

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2013 as we have an accumulated deficit of $8,875,759. These and other matters raise substantial doubt about our ability to continue as a going concern. We will have to supplement our currently available funds to satisfy our cash requirements for the immediate months by attempting to collect upon existing receivables and raising funds through an equity funding. We anticipate total spending requirements of approximately $1.7 million pending adequate financing over the next twelve months.

Our capital budget for year 2014 for the completion of acquisitions, exploration and development programs in the Silver Bow Mining District in Montana, the Pioche Mining District in Nevada and the Calico Project in California are as follows:

Project	Cost – U.S.$

1. Butte Projects	$709,000
2. Prince Mine	$100,000
5. Other Pioche Projects	$155,000
6. Calico Project	$(50,000)
7. Corporate Overhead	$798,000

TOTAL	$1,712,000

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

Results of Operations

We incurred losses of $3,694,159 for the year ended December 31, 2013, an increase in losses of $1,142,733 over the prior year. The increase in losses is primarily due to interest costs, as a result of amortization of discount on notes, attributed to the valuation of warrants in conjunction with the convertible notes.

An analysis of the major components of our results of operations is, as follows:

Revenues - In the year ended December 31, 2013, revenues were $386,425, representing an increase of 55% or $136,681 over the $249,744 earned in the year ended December 31, 2012. The increase in revenues is a result of an additional third-party contract for engineering consulting services. No revenues have been realized from production of metal in either year.

Exploration Expenses - Exploration costs decreased by 29% or $255,694 to $614,849 for the year ended December 31, 2013 compared to $870,543 for the year ended December 31, 2012. In 2012, a drilling program was concluded at our Nevada property. During 2013, there was no drilling program initiated at any of our properties. Our main concentration in 2013 was on our Montana properties, while maintaining our leases and claim assessment current on both our Nevada and Montana properties.

General and & Administrative Expenses - General and administrative expenses increased by 22% or $323,857 to $1,790,109 for the year ended December 31, 2013 from $1,466,252 for the year ended December 31, 2012. Payroll costs in 2013 increased by $246,478, as increased emphasis in the Montana properties prompted the opening of an exploration office in Butte, Montana during 2013 to conduct due diligence, exploration and investigative work. Additionally, new mining leases and acquired mineral land required us obtaining commercial property insurance coverage.

Depreciation and Depletion Expenses - Depreciation expense for 2013 was only $8,461 and $623 for 2012. No depreciation has been taken to-date on any mining plant or equipment, as none has been placed in service.

Other Income and Expenses – Other Income/Expenses for the year ended December 31, 2013 were $1,667,165 or $1,203,413 more than for the year ended December 31, 2012, which were $463,752. Interest accrued on the convertible notes issued during 2012 and 2013, including the amortization of discount on notes resulted from the valuation of warrants were substantially higher than in 2012

Exploration Costs – Inception to Date
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
3)	Actively sought mineral interests containing precious metals; and
4)	Acquired the following minerals interests and option to purchase mineralized property: • Pioche Properties • Montana Properties • Calico Silver Project

We have incurred the following costs related directly to our exploration activities:

Capital Acquisitions:
A) Purchase of Tecoma Mine - Year 2007	$90,000
B) Sale of Tecoma Mine - Year 2008	(90,000)
C) Purchase of Magna Charta property - Silver Bow County, Montana	47,500
D) Purchase of Chattel property - Silver Bow County, Montana	55,888
Total Capital Acquisitions	$103,388

Exploration Costs:
A) Acquisition of 98% interest in Metals Preciosos, S.A. de C.V., a
Mexican company
1) El Cumbro property	$14,260
2) El Cusito property	15,000
3) Canada de Oro property	15,000
4) La Moneda property	10,000
B) Langtry property - options expired - exploration abandoned
1) Option payments	100,000
2) Exploration costs	21,075
C) Calico Mining District - San Bernadino County, California
1) Silverado mining claims - acquisition of BLM mineral claims	4,760
2) Leviathon mining claims - acquisition of BLM mineral claims	47,609
D) Pioche Mining District - Lincoln County, Nevada
1) Prince Mine lease	799,900
2) Caselton Tailings exploration costs	511,191
3) Caselton Mine/Mill exploration costs	15,585
4) Caselton Mine/Mill exploration costs - option payment (not exercised)	35,000
E) Silver Bow County, Montana
1) New Butte property lease	75,841
2) Continental Public Land Trust lease	37,260
3) Chattel property	1,256
4) Magna Charta	432
5) MG & A property	33,021
6) Silver Bar property (option) – abandoned	6,819
7) Butte properties - General exploration costs	65,508
F) Other Exploration Sites ( evaluated)
1) Anaconda	7,500
2) Oro Blanco	8,840
3) SE Arizona Silver	4,829
4) Mohave Gold	1,050
5) Zonia Mine	6,650
6) General Administrative costs	13,763
Total Exploration Costs – Inception-to-date	$1,852,149

During our exploration activities, from June 16, 2006 through December 31, 2013, we have incurred $1,852,149 in exploration costs, as summarized above, general and administration expenses of $5,504,410 primarily consisting of salaries, stock compensation expense, office rent, legal and consulting fees, and travel expenditures. In addition, we have incurred impairment losses, interest and financing costs of $2,419,620 for a total of $9,776,179 in expenditures.

Accumulated losses of $8,699,725 incurred from the inception of the “exploration phase”, accounts for approximately 98% of the accumulated deficit of $8,875,759 reflected in the Shareholders’ Equity section of our financial statements. Our prior engineering activities accounts for the other portion of the deficit.

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

Changes in Accounting Policies
The significant accounting policies outlined within our Consolidated Financial Statements for the year ended December 31, 2013 have been applied consistently for the December 31 year-ends of 2013 and 2012.

Recent Accounting Pronouncements
Management has evaluated the recent accounting pronouncements issued since the audited financial statements and in management’s opinion, the relevant pronouncements that apply to our activities and their effect as of December 31, 2012 and December 31, 2013, are as follows:

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

PLAN OF OPERATIONS

Our Plan of Operations has been organized for each of our properties and claims to account for the similarities and differences in the location, geology, the prospective metals that may be hosted by each property or claim, and the current stage of exploration of each property and claim; accordingly, we have several Plans of Operations to account for those similarities and differences among our various properties and claims. Our Plans of Operations represent our expected exploration activities and are for a period of twelve months. The total amount budgeted for exploration, acquisition and development in 2014 is $ 1,712,000.

At the Butte Silver Mines properties, we will be evaluating and compiling the voluminous historic exploration and mining data on the properties and will commence with preliminary mine development planning. We believe that we have adequate mineral resources defined on the Butte properties to merit initiation of this planning which will be concurrent with geologic mapping and sampling of mineralized structures and surveying of existing underground development. Based upon our analysis of the test results and studies, we will determine whether to proceed with development plans. We cannot determine, predict, or assure whether we will be able to proceed with advanced exploration and development activities regarding any of our properties or claims. Our exploration activities will be conducted under the overall direction of our registered consulting geologist using industry standard quality assurance and control procedures.

We are continuing with the evaluation of the Pioche area, Phase II drill program and resource potential of the Prince Mine. Phase 1 Drill program of the projected extensions of the known silver mineralization was completed in the fall of 2012.

Properties -The Butte Silver Mines properties in Silver Bow County, Montana, the Pioche Mining District properties in Lincoln County, Nevada and The Calico Silver Project in San Bernardino County, California

Our exploration program is shown below:

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

Exploration at Pioche Properties:

Surface and underground drilling.
All accumulated data from the 2012 Phase I Drill Program, geochemical and geophysical studies will be evaluated to confirm the highest priority targets for Phase II exploration on the Prince Mine.

Exploration at Calico Property
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

Item 7A. Quantitative and Qualitative disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this item is filed herewith.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Silver, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of International Silver, Inc. (An Exploration Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and from inception on June 16, 2006 through December 31, 2013. International Silver, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Silver, Inc. (An Exploration Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and from inception on June 16, 2006 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 11, 2014

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

International Silver, Inc.
(An Exploration Stage Company)

Consolidated Financial Statements
(Audited)

For the Year Ended December 31, 2013

And

For the Year Ended December 31, 2012

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	As At	As at
	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$98,411	$211,188
Accounts receivable	38,719	61,323
Prepaid expenses - Note C	130,013	105,651
Total Current Assets	$267,143	$378,162

PROPERTY, PLANT AND EQUIPMENT- Note D
Mineral properties	$153,388	$103,388
Leasehold improvements	26,812	26,812
Equipment	7,485	5,399
Furniture & fixtures	14,637	3,502
Computer software	8,390	-
Computer equipment	26,304	2,429
	$237,016	$141,530
Accumulated depreciation	(14,701)	(6,240)
	$222,315	$135,290
Other Assets - Note E
Deposit toward investment - Note F	$191,142	$150,000
Other deposits - Note G	2,500	49,406
	$193,642	$199,406

TOTAL ASSETS	$683,100	$712,858

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$122,532	$234,745
Payroll taxes payable	24,092	8,658
Accrued expenses	543,319	194,882
Due to related parties - Note L	26,186	52,218
Convertible notes payable - Note H	3,459,047	-
Deferred income - Note M	100,000	-
Total Current Liabilities	$4,275,176	$490,503

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$-	$2,139,266
	$-	$2,139,266

Total Liabilities	$4,275,176	$2,629,769

SHAREHOLDERS' EQUITY - Note K
Common stock	$3,706	$3,705
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 12/31/13 - 37,066,799
issued & o/s at 12/31/12 - 37,052,280
Additional paid-in capital	5,279,977	3,260,984
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(8,699,725)	(5,005,566)
Total Shareholders' Equity	$(3,592,076)	$(1,916,911)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$683,100	$712,858

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Income

	Twelve Months Ended		Inception (June 16, 2006) of Exploration Stage through
	December 31, 2013	December 31, 2012	(December 31, 2013)
Revenues
Mineral lease income	$50,000	$100,000	$150,000
Consulting-third parties	82,661	149,744	276,604
Consulting-related parties	253,765	-	650,855
Total Revenues	$386,425	$249,744	$1,077,458

Operating Expenses
Exploration costs	$614,849	$870,543	$1,852,149
General and administration
Rent expense - related party	81,398	116,339	370,695
Rent expense - third party	67,772	-	67,772
Bad debt expense	-	-	41,860
All other general & administrative	1,640,940	1,349,913	5,014,173
Depreciation and depletion	8,461	623	9,911
Total operating expenses	$2,413,419	$2,337,418	$7,356,559

Operating Income/(Loss)	$(2,026,994)	$(2,087,674)	$(6,279,101)

Other Income/(Expense)
Gain on settlement of debt	$-	$-	1,678,634
Impairment loss	-	-	(1,733,456)
Interest expense	(1,667,165)	(463,752)	(2,365,802)
Total other income/(expense)	$(1,667,165)	$(463,752)	$(2,420,624)

Net Income/(Loss)	$(3,694,159)	$(2,551,426)	$(8,699,725)

Basic Earnings per Share
Income/(Loss) per Share	$(0.10)	$(0.07)

Weighted Average Shares Outstanding	37,052,280	36,916,926

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Cash Flows

			Inception (June 16,
	Twelve Months Ended		2006) of Exploration Stage through
	December 31,	December 31,	(December 31,
	2013	2012	2013)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(3,694,159)	$(2,551,426)	$(8,699,725)
Adjustments used to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	8,461	623	9,911
Impairment loss	-	-	1,733,456
Gain on settlement on debt	-	-	(1,678,634)
Financing cost	1,237,321	214,715	1,651,423
Purchase options cancelled	91,000	-	91,000
Reclamation bond	14,406		14,406
Stock compensation expense	-	28,000	424,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	22,604	(61,024)	210,942
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	(24,362)	(61,889)	(133,487)
(Decrease)/Increase in payables	(122,810)	224,480	159,642
(Decrease)/Increase in accrued expenses	348,437	126,107	566,940
(Decrease)/Increase in deferred income	100,000	-	100,000
Net Cash Flows (used by) Operating Activities	$(2,019,102)	$(2,080,414)	$(5,255,424)
CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(137,500)
Leasehold Improvements	-	(26,812)	(26,812)
Purchase of equipment, furniture & fixtures	(45,485)	(4,995)	(57,938)
Building improvements	-	-	(14,822)
Deposits towards investment	(41,142)	(150,000)	(191,142)
Nonrefundable deposit - Option payment	(56,000)	(35,000)	(91,000)
Refundable deposits	(2,500)	(14,406)	(16,906)
Purchase of mineral land - Deposit method	(50,000)	(103,388)	(105,888)
Net Cash Flows from Investment Activities	$(195,127)	$(334,601)	$(732,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$1,452	$54,290	$1,330,742
Less: Stock issuance costs	-	-	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	2,100,000	2,600,000	4,775,000
Debt service payments	-	(30,000)	(100,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$2,101,452	$2,624,290	$6,054,213

Net Increase/(Decrease) in Cash	$(112,777)	$209,275	$66,781
Beginning Cash Balance	$211,188	$1,913	$31,630
Ending Cash Balance	$98,411	$211,188	$98,411

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Twelve Months Ended		(June 16, 2006 through
	December 31,	December 31,	December 31,
	2013	2012	2013)
The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	-	54,290	156,651
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$54,290	$729,108

Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250
Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$28,000	$424,000

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Treasury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total

Shares issued:
Prior to June 16, 2006		1,000		258,522			(176,034)	0	82,488
At June 16, 2006		1,000		258,522	0	0	(176,034)	0	82,488

Stock Split - 12,000:1
July 24, 2006		12,000,000	1,200	(1,200)					0
Shares issued for services
September 13, 2006	$0.075	1,000,000	100	74,900					75,000
October 21, 2006	$0.050	100,000	10	4,990					5,000
Shares issued for property
September 19, 2006	$1.000	30,000	3	29,997					30,000
Shares issued for acquisition
Metales Preciosos,
S.A. de C.V.
October 21, 2006	$0.185	300,000	30	55,355					55,385
Net Income/(Loss)								(163,224)	(163,224)
At December 31, 2006		13,430,000	1,343	422,564	0	0	(176,034)	(163,224)	84,649

Shares issued for cash
May 4, 2007	$0.500	400	0	200					200
May 11, 2007	$0.500	2,000	0	1,000					1,000
May 14, 2007	$0.500	4,000	0	2,000					2,000
May 16, 2007	$0.500	600	0	300					300
June 4, 2007	$0.500	3,000	0	1,500					1,500
October 29, 2007	$0.500	4,000	0	2,000					2,000
November 6, 2007	$0.500	28,000	3	13,997					14,000
November 8, 2007	$0.500	18,000	2	8,998					9,000
November 13, 2007	$0.250	200,000	20	49,980					50,000
Shares issued for services
May 22, 2007	$0.055	100,000	10	5,490					5,500
September 13, 2007	$0.040	250,000	25	9,975					10,000
September 21, 2007	$0.040	150,000	15	5,985					6,000
Shares exchanged for debt
June 30, 2007	$0.500	336,186	33	168,060					168,093
Net Income/(Loss)								(128,147)	(128,147)
At December 31, 2007		14,526,186	1,451	692,049	0	0	(176,034)	(291,371)	226,095

Shares issued for services
June 12, 2008	$0.133	150,000	15	19,985					20,000
Shares exchanged for debt
September 8, 2008	$0.289	335,567	35	96,945					96,980
Shares repurchased
November 10, 2008					(30,000)	(30,000)			(30,000)
Net Income/(Loss)								(298,788)	(298,788)
At December 31, 2008		15,011,753	1,501	808,978	(30,000)	(30,000)	(176,034)	(590,159)	14,286

Shares issued for services
October 6, 2009	$0.010	3,550,000	355	35,145					35,500
Net Income/(Loss)								(82,160)	(82,160)
At December 31, 2009		18,561,753	1,856	844,123	(30,000)	(30,000)	(176,034)	(672,319)	(32,374)

Treasury shares cancelled
January 10, 2010	$1.000	(30,000)	(3)	(29,997)	30,000	30,000			0
Shares issuable
March 3, 2010	$0.003	0	0		6,000,000	15,000			15,000
Shares issued for land
April 26, 2010	$0.003	6,000,000	600	14,400	(6,000,000)	(15,000)			0
Shares exchanged for debt
August 18, 2010	$0.025	2,000,000	200	49,800					50,000
Shares issued for cash
August 24, 2010	$0.020	2,000,000	200	39,800					40,000
Stock option - grants issued
November 1, 2010	$0.120			396,000					396,000
Shares exchanged for
convertible note
December 31, 2010	$0.600	50,000	5	74,995					75,000
Net Income/(Loss)								(478,821)	(478,821)
At December 31, 2010		28,581,753	2,858	1,389,121	0	0	(176,034)	(1,151,140)	64,805

Shares issuable
March 31, 2011	$0.650	0			25,000	16,250			16,250
Retirement of convertible note
April 21, 2011	$0.205	499,077	50	102,309	(25,000)	(16,250)			86,109
Private placement:
May 18, 2011	$0.150	2,666,667	267	399,733					400,000
May 25, 2011	$0.150	1,333,334	133	199,867					200,000
May 27, 2011	$0.150	1,500,001	150	224,850					225,000
May 31, 2011	$0.150	533,331	53	79,947					80,000
June 1, 2011	$0.150	333,333	33	49,967					50,000
June 15, 2011	$0.150	1,000,000	100	149,900					150,000
June 23, 2011	$0.150	333,332	34	49,966					50,000
Stock issuance costs				(139,725)					(139,725)
Net Income/(Loss)								(1,303,000)	(1,303,000)
At December 31, 2011		36,780,828	3,678	2,505,935	0	0	(176,034)	(2,454,140)	(120,561)

Convertible Debt
Issuance of Warrants
February 6, 2012				133,334					133,334
Convertible Debt
Issuance of Warrants
May 25, 2012				444,444					444,444
Shares exchanged for debt
August 28, 2012	$0.200	271,452	27	54,263					54,290
Cost of Discounted Shares
August 28, 2012				95,008					95,008
Stock option - grants issued
November 7, 2012	$0.070			28,000					28,000
Net Income/(Loss)								(2,551,426)	(2,551,426)
At December 31, 2012		37,052,280	3,705	3,260,984	0	0	(176,034)	(5,005,566)	(1,916,911)

Convertible Debt
Issuance of Warrants
February 21, 2013				917,542					917,542
Convertible Debt
Issuance of Warrants
May 22, 2013				500,000					500,000
Convertible Debt
Issuance of Warrants
July 31, 2013				500,000					500,000
Exercise of Warrants
December 2, 2013		14,519	1	1,451					1,452
Issuance of Warrants
December 20, 2013				100,000					100,000
Net Income/(Loss)								(3,694,159)	(3,694,159)
At December 31, 2013		37,066,799	3,706	5,279,977	0	0	(176,034)	(8,699,725)	(3,592,076)

See accompanying notes to the consolidated financial statements

International Silver, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note A – Organization and Business

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

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The property consists of 227 acres of surface and mineral rights and 495 acres in lode mining claims. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. The Company has completed a preliminary drilling program and is analyzing its findings. At December 31, 2013, there are no proven and probable reserves.

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

Note B – Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements for the twelve months ended December 31, 2013 and December 31, 2012 include the accounts of International Silver, Inc. and its subsidiaries, Western States Engineering, Inc. International Silver Nevada, Inc. and Butte Silver Mines, Inc. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At December 31, 2013, trade receivables were $38,719 and at December 31, 2012, trade receivables were $61,323. No allowance for uncollectible accounts was established, as management deem the accounts as fully collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of “significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At December 31, 2013 and December 31, 2012, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method. At December 31, 2013 and December 31, 2012, the value of the Company’s investments in Continental Mining & Smelting Limited was considered fully impaired. See Note E – Other Assets – Investments in Stocks.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At December 31, 2013 and December 31, 2012, all mineral interests were in the exploration stage.

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

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of December 31, 2013, there was $14,701 in accumulated depreciation and no amortization has taken place on any of the mineral interests, as the Company is in the exploration stage.

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

At December 31, 2013, an impairment test was conducted on the Company’s mineral land holdings and no impairment loss is required. Refer to Note D – Property. Plant and Equipment – Mining Properties.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Income was recognized from management and engineering contracts rendered by Western States Engineering, Inc., a subsidiary of International Silver, Inc. for the twelve months ended December 31, 2013. As of December 31, 2013, there has been no production from any of the Company's mineral properties, as these properties are still in the exploratory stage.

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

On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. On November 7, 2012, the Company granted its members of the Board of Directors additional stock options. (Refer to Note K – Shareholders’ Equity)

During the year ended December 31, 2013, the Company executed additional convertible notes to ISLV Partners, LLC, whereby the lender was also granted warrants to purchase additional shares of common stock of the Company. Refer to Note H – Convertible Notes Payable.

Total warrants issued during the year ended December 31, 2013 were 10,004,840 and 14,519 warrants had been exercised. As of December 31, 2013, there are 31,500,771 warrants outstanding. No options or warrants were exercised during the year ended December 31, 2012.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash investing and financing transactions during the twelve months ended December 31, 2013 were $1,237,321 and $214,715 for the twelve months ended December 31, 2012. During the twelve months ended December 31, 2013, non-cash investing and financing activities reflected amortization of discount on notes issued by ISLV Partners, LLC. (refer to Note H – Convertible Notes Payable)

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On December 31, 2013 and December 31, 2012, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense

During the twelve months ended December 31, 2013, the leases on New Butte and the Continental Public Land Trust, located in the State of Montana, were renewed, including a newly-acquired mineral lease. At December 31, 2013, prepaid expenses reflect the unexpired portion of these mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Also reflected in prepaid expenses is the unexpired portion of commercial insurance on our Nevada and Montana properties and a retainer a consulting arrangement with Gustavson Associates for a preliminary economic assessment on the Caselton Tailings located in Nevada, resulting in a prepaid expense balance of $130,013 at December 31, 2013, compared to a balance of $105,651 at December 31, 2012, summarized below:

	December 31, 2013	December 31, 2012

Prepaid mine leases	$91,097	$49,096
Prepaid commercial insurance	9,063	5,603
Prepaid director & officer insurance	3,063	35,413
Prepaid expense – metallurgical services	841	14,321
Prepaid expense – economic assessment study	25,000	0
Prepaid expense – other	949	1,218

Total prepaid expenses	$130,013	$105,651

Note D – Property, Plant and Equipment

Mining Properties
The Company’s mining interests, include property acquired by staking, purchasing and leasing mining claims located in the states of California, Nevada and Montana. At December 31, 2013, mining properties valued at $153,388 were as follows:

Calico Silver Project
The Calico Silver Project consists of 60 unpatented mining claims on 1,300 acres of surface rights, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. The Company pays annual maintenance fees to the Bureau of Land Management (BLM) on its 60 unpatented lode-mining claims, located in San Bernadino County, California. The Company expenses these maintenance fees in the year paid.

Magna Charta Mining Claim - Silver Bow County, Montana
On March 1, 2012, the Company acquired title to a fee simple estate or interest in the Magna Charta Lode Mining claim for $47,500. The mining claim comprised of 18 acres in surface rights, with a patented mining claim, is located in the County of Silver Bow in the State of Montana.

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

Prince Mine Lease – Lincoln County, Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the Prince Mine in Lincoln County, Nevada, that includes 227 acres of surface and mineral rights and 495 acres in lode mining claims. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. During 2012, a preliminary drilling program was undertaken by the Company. At December 31, 2013 there were no proven or probable reserves.

The five-year lease requires annual lease payments of $50,000 payable on each anniversary date from the date of the lease agreement. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments are as follows:

November 6, 2013	$50,000
November 6, 2014	$50,000

Total	$100,000

Lease expense on the Prince Mine since inception of the lease on November 6, 2010 through December 31, 2013 is $150,000. For twelve months ended December 31, 2013, lease expense was $42,329. The lease payment due November 6, 2013 was extended until June 4, 2014.

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

New Butte Lease – Silver Bow County, Montana
On December 1, 2011, the Company entered into a mineral lease agreement with FL Leasing, LLC (“lessor”), now known as New Butte Leasing, LLC, to examine the mineral potential of the Silver Bow/Butte Area located in Silver Bow County, Montana. The property consists of 362 acres of surface and mineral rights and 954 acres of mineral rights only.

The term of the agreement is for fifty (50) years and for so long as Product is produced, or until sooner terminated, extended or canceled. The lease requires annual lease payments commencing January 15, 2012 and on each anniversary date thereafter. The initial annual lease payment of $15,000, the first and second anniversary payments due January 15, 2013 and January 15, 2014, respectively, were timely paid. The annual lease payment for year 2015 is $15,000 and $20,000 each year thereafter up through year 2020. Annual lease payments for years 2021 – 2030 are scheduled to increase to $25,000 annually. Thereafter, annual lease payments are variable and increase progressively. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments, based on an amended agreement executed on May 22, 2012, are as follows:

January 15, 2014 - $15,000 annually – timely paid	$15,000
January 15, 2015 - $15,000 annually	$15,000
Each January 15th - $20,000 annually - Years 2016 – 2020	$100,000
Each January 15th - $25,000 annually - Years 2021 – 2030	$250,000
Each January 15th - $50,000 annually - Years 2031 – 2060	$1,500,000
Each January 15th - $75,000 annually - Years 2061 – 2062	$150,000

Total	$2,030,000

Additionally, the Company agrees to pay the “lessor” a Net Smelter Returns Royalty of three percent (3%) on production of gold, silver and various other metals.

Lease expense on the New Butte property since inception of the lease on December 1, 2011 through December 31, 2013 was $29,384. For the twelve months ended December 31, 2013, lease expense was $14,959.

Continental Public Land Trust Lease – Silver Bow County, Montana
On April 23, 2012, the Company entered into a mineral lease and option to purchase agreement with Continental Public Land Trust, a Montana non-profit organization, to explore the mineral potential of certain patented lode and placer mining claims located in located in Silver Bow County, Montana. The property consists of 1,103 acres of mineral rights only.

The term of the agreement is for ninety-nine (99) years and for so long as Product is produced, or until sooner terminated, extended or canceled. The lease requires annual lease payments commencing April 23, 2012 and on each anniversary date thereafter. The initial annual lease payment of $20,000 and the first anniversary payment of $25,000 were timely paid. Annual lease payments of $25,000 are due thereafter for the next ten years period from years 2014 through 2024; thereafter, the annual lease payment of $25,000 shall be adjusted in proportion to the United States Bureau of Labor Producer Price Index.

Each April 23rd - $25,000 annually - Years 2014 – 2024	$250,000
Each April 23rd - $25,000 annually - Years 2015 – 2112, as adjusted by US Producer Price Index	$2,175,000
Total	$2,425,000

Additionally, the Company agrees to pay the owner a royalty of two percent (2.0%) of the net cash flow from its operating activities (free cash flow royalty) derived from production of all mineral commodities produced from the owner’s property.

Lease expense on the Continental Public Land Trust since inception of the lease on April 23, 2012 through December 31, 2013 was $37,260. For the twelve months ended December 31, 2013, lease expense was $23,452.

MG & A property lease
On December 17, 2013, the Company entered into a mineral lease agreement with SMC, a Montana corporation, to perform its due diligence of the property in Montana. The term of the agreement is for twenty (20) years and for so long as Product is produced, or until sooner terminated, extended or canceled. The lease requires an initial payment of $100,000 at inception, which grants the Company the right to perform its due diligence study up to February 1, 2014. If by February 1, 2014, the Company decides to continue the lease, a payment of $350,000 is required. The first anniversary payment of $200,000 is due December 15, 2014, with the second and third anniversary payments due in the amounts of $300,000 and $400,000, respectively. Thereafter, annual lease payments of $400,000 will be due.

Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments, based on the agreement executed on December 17, 2013, are as follows:

December 17, 2013 - $100,000 – initial payment - timely paid	$100,000
February 1, 2014 - $350,000 – additional initial payment	$350,000
December 15, 2014 - $200,000 – First anniversary payment	$200,000
December 15, 2015 - $300,000 – Second anniversary payment	$300,000
December 15, 2016 - $400,000 – Third anniversary payment and thereafter annually	$6.800,000
Total	$7,750,000

Additionally, the Company agrees to pay the “lessor” a Production Royalty Payment of three percent (3%) on “net smelter returns” received by the Lessee from the sale or other dispositions of “leased substances”. In addition, if the Company makes a “net profit” resulting from mineral production from the property, a twenty-five percent (25%) “Net Profits Interest Payment” may be required.

Lease expense on the property since inception of the lease on December 17, 2013 through December 31, 2013 was $17,260.

Leasehold Improvements, Equipment, Furniture and Fixtures
Acquisitions during the twelve months ended December 31, 2013 consisted of office furniture, scanner/plotter and computers and auto cad software for the newly-established exploration office at Butte, Montana. At December 31, 2013, total fixed asset additions during year 2013 were $94,097.

At December 31, 2013, property, plant and equipment is comprised of the following:

Land – Mining Properties	$153,388
Leasehold Improvements	26,812
Equipment	7,485
Furniture and Fixtures	14,637
Computer Software and Equipment	34,694
$237,016
Accumulated Depreciation	(14,701)
$222,315

Depreciation expense for the year ended December 31, 2013 was $8,461 and accumulated depreciation was $14,700.

Note E – Other Assets

Investments in Stock
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”), a Canadian company. At December 31, 2013, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001. At the date of acquisition, the Company determined that the “Equity Method” of accounting was warranted because the Company was deemed to exercise significant influence and control over Continental’s policies and operations, although the percentage was below the 20% threshold pursuant to FASB ASC 323-10-15-6 – Significant Influence. The Company has one director and an officer who represent Continental as directors.

The Company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2012 and December 31, 2013, there is no measurable value in the common stock of Continental Mining and Smelting Limited. Continental Mining and Smelting Limited has been attempting to obtain financing to enter the development stage of their mining operations, but has thus far been unsuccessful in doing so,

At December 31, 2013, the Company’s share of losses for the twelve months then ended were $46,037 and cumulative losses inception to–date are $265,857. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At December 31, 2013, the Company held the following securities:	No of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

Note F – Deposits Towards Investment

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

As of December 31, 2013, the Company had reimbursed Aurum, LLC $190,000 for land royalty payments, plus a reimbursement of $1,142 for recording fees for a total of $191,142 for holding costs on property associated with a joint venture between the Company and Aurum, LLC. These funds are recognized as a deposit towards the investment in the joint venture with Aurum, LLC. Pursuant to the joint venture agreement, these costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.

Note G – Other Deposits

Non-Refundable Deposits – Option to Purchase the Assets of Pan American
On October 29, 2012, the Company executed an option to purchase the assets of Pan American Zinc, a Nevada corporation. The terms of the option required an option payment of $35,000, which has been paid, with the option period effective from October 29, 2012 and terminating on July 31, 2013, unless extended by either party to the contract. The total purchase price shall be $5,000,000, payable in four (4) annual installments of $500,000, starting with the closing date of August 15, 2013 and extending for the next three anniversary dates and three (3) annual installments of $1,000,000, thereafter for the next three anniversary dates. Management made the decision not to exercise the purchase option. The option price of $35,000 was written off to expense as of December 31, 2013.

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

On October 1, 2013, Management made the decision to opt out of this purchase option. As of December 31, 2013, the Company had made a total of $56,000 in option payments. These option payments were written off as an exploration cost as a result of Management’s decision at year’s end.

Refundable Deposits – Reclamation Bond
On June 18, 2012, the Company placed a reclamation bond with the Bureau of Land Management in the amount of $14,406 to provide surface reclamation coverage for the drilling program at the Caselton Mine tailings. With the conclusion of the drilling program, the Company is obligated to do any reclamation work required pursuant to the terms and conditions of the operation. Once fulfilled, the Office of the United States Department of Interior will authorize a refund. As of December 31, 2013, a provision was made to offset reclamation costs against the bond, therefore, the amount reflected in Other Assets is zero.

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

On July 31, 2013, ISLV Partners, LLC loaned an additional amount of $500,000 and shall have the right to loan an additional amount up to $1,000,000 by November 1, 2013. The note is convertible into International Silver, Inc. common stock at $0.20 per share. In addition, the Company issued to ISLV Partners, LLC a warrant to purchase 2,500,000 additional common stock shares at an exercise price of $0.40 per share, exercisable through July 31, 2016. Net proceeds from the loan will be used for working capital, exploration and corporate development purposes

Convertible Note Agreement – Fifth Amendment
On December 20, 2013, the Company executed a fifth amendment to the Convertible Note Agreement, dated February 6, 2012, as amended by the First, Second, Third and Fourth amendments, dated May 17, 2012, February 13, 2013, May 22, 2013 and July 24, 2013, respectively.

On December 20, 2013, ISLV Partners, LLC loaned an additional amount of $100,000. The note is convertible into International Silver, Inc. common stock at $0.20 per share. In addition, the Company issued to ISLV Partners, LLC a warrant to purchase 500,000 additional common stock shares at an exercise price of $0.40 per share, exercisable through December 20, 2016. Net proceeds from the loan will be used for working capital, exploration and corporate development purposes

The following table summarizes the net carrying value, after the discount on the notes resulting from the issuance of warrants:

	December 31, 2013	December 31, 2012
Convertible Notes Payable issued to ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$600,000
Issued May 17, 2012	130,000	130,000
Issued May 25, 2012	1,870,000	1,870,000
Issued February 21, 2013	1,000,000	0
Issued May 22, 2013	500,000	0
Issued July 31, 2013	500,000	0
Issued December 20, 2013	100,000	0
Total	$4,700,000	$2,600,000
Discount on Notes Payable	(1,240,954)	(460,734)
Net Carrying Value	$3,459,046	$2,139,266

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At December 31, 2013, no conversion had occurred.

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

Outstanding convertible instrument
An optional conversion feature was included in the convertible term notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At December 31, 2013, the convertible note instruments had no beneficial conversion feature, and thus a discount on the notes themselves was not recognized, but the “detachable” warrants issued in conjunction with this financing were assigned a fair value due to their beneficial conversion feature on a “fully-converted” basis. In addition, an “intrinsic value” was also assigned on the warrants, pursuant to generally accepted accounting principles, as governed by ASC 470-20-55-12.

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

Warrants
Detachable warrants issued by the Company providing the Lender with the option to purchase 23,500,000 shares of the Company’s common stock as of December 31, 2013 are as follows:

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

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Note	$600,000
No. of Common Shares	3,000,000
Current Market Value
Market Share price at Feb. 6, 2012	$0.200
Market Value of Stock, if converted	$600,000	$533,333

Fair Value - Warrants - At Time of Issuance - Feb 6, 2012
No. of Warrants Issued	3,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.025
Fair Value of Warrants	$75,000	$66,667

Total/Relative Value	$675,000	$600,000

Beneficial Conversion Option Calculation
Relative Note Value		$533,333

Face value of Note		$600,000

Conversion Price		$0.200000
Intrinsic Conversion price/share		$0.177778
Difference in price/share		$0.022222
Number of shares convertible		3,000,000
Beneficial Conversion Option for fully converted note		$66,667

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

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$2,000,000
No. of Common Shares	10,000,000
Current Market Value
Market Share price at May 25, 2012	$0.200
Market Value of Stock, if converted	$2,000,000	$1,777,778

Fair Value - Warrants - At Time of Issuance – May 25, 2012
No. of Warrants Issued	10,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.0250
Fair Value of Warrants	$250,000	$222,222

Total/Relative Value	$2,250,000	$2,000,000

Beneficial Conversion Option Calculation
Relative Note Value		$1,777,778

Face value of Note		$2,000,000

Conversion Price		$0.200000
Intrinsic conversion price/share		$0.177778
Difference in price/share		$0.022222
Number of shares convertible		10,000,000
Beneficial Conversion Option for fully converted note		$222,222

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

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$1,000,000
No. of Common Shares	5,000,000
Current Market Value
Market Share price at February 21, 2013	$0.35
Market Value of Stock, if converted	$1,750,000	$916,230

Fair Value - Warrants - At Time of Issuance – February 21, 2013
No. of Warrants Issued	5,000,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.032
Fair Value of Warrants	$160,000	$83,770

Total/Relative Value	$1,910,000	$1,000,000

Beneficial Conversion Option Calculation
Relative Note Value		$916,230

Face value of Note		$1,000,000

Conversion Price		$0.200
Intrinsic conversion price/share		$0.183
Beneficial Conversion Option for fully converted note		$833,770

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

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$500,000
No. of Common Shares	2,500,000
Current Market Value
Market Share price at May 22, 2013	$0.45
Market Value of Stock, if converted	$1,125,000	$429,389

Fair Value - Warrants - At Time of Issuance – May 22, 2013
No. of Warrants Issued	2,500,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.074
Fair Value of Warrants	$185,000	$70,611

Total/Relative Value	$1,310,000	$500,000

Beneficial Conversion Option Calculation
Relative Note Value		$429,389

Face value of Note		$500,000

Conversion Price		$0.200
Intrinsic conversion price/share		$0.172
Beneficial Conversion Option for fully converted note (limited to face value of note)		$429,389

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

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$500,000
No. of Common Shares	2,500,000
Current Market Value
Market Share price at July 31, 2013	$0.38
Market Value of Stock, if converted	$950,000	$451,306

Fair Value - Warrants - At Time of Issuance – July 31, 2013
No. of Warrants Issued	2,500,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.041
Fair Value of Warrants	$102,500	$48,694

Total/Relative Value	$1,052,500	$500,000

Beneficial Conversion Option Calculation
Relative Note Value		$451,306

Face value of Note		$500,000

Conversion Price		$0.200
Intrinsic conversion price/share		$0.181
Beneficial Conversion Option for fully converted note (limited to face value of note)		$451,306

Warrants Issued on December 20, 2013
On December 20, 2013, the Company, in conjunction with the issuance of the an additional convertible note in the amount of $100,000, issued a total of 500,000 “detachable” warrants to ISLV Partners, LLC for an option to purchase additional shares of common stock of the Company, at an exercise price of $0.40 per share. The number of such warrants issued equals the number of shares into which the applicable Lender’s note is convertible. The beneficial conversion option was derived as follows:

	Allocation	Relative
	of Proceeds	Value

Face Value of Convertible Notes	$100,000
No. of Common Shares	500,000
Current Market Value
Market Share price at December 20, 2013	$0.40
Market Value of Stock, if converted	$200,000	$92,166

Fair Value - Warrants - At Time of Issuance – December 30, 2013
No. of Warrants Issued	500,000
Exercise Price	$0.400
Fair Value - Based on Black-Scholes Method
Black-Scholes Value	$0.034
Fair Value of Warrants	$17,000	$7,834

Total/Relative Value	$217,000	$100,000

Beneficial Conversion Option Calculation
Relative Note Value		$92,166

Face value of Note		$100,000

Conversion Price		$0.200
Intrinsic conversion price/share		$0.181
Beneficial Conversion Option for fully converted note (limited to face value of note)		$92,166

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

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value. Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees paid were capitalized, and thus no liability was recognized on August 7, 2012. On August 7, 2013, the first anniversary payment of $50,000, plus interest of $58,000 was paid. As of December 31, 2013, there is no principal balance reflected on the financial statements themselves.

Note J – Income Taxes

The Company has reported (for income tax purposes) federal net operating losses for 2013, 2012 and prior years as follows:

Net Operating Loss carry-forward to Year 2006	$106,508
Net Operating Income - Year 2006 (Applied)	(4,693)
Net Operating Loss carry-forward to Year 2007	$101,815
Net Operating Loss - Year 2007	111,921
Net Operating Loss carry-forward to Year 2008	$213,736
Net Operating Loss - Year 2008	237,958
Net Operating Loss carry-forward to Year 2009	$451,694
Net Operating Loss - Year 2009	62,811
Net Operating Loss carry-forward to Year 2010	$514,505
Net Operating Loss - Year 2010	47,369
Net Operating Loss carry-forward to Year 2011	$561,874
Net Operating Loss - Year 2011	1,061,616
Net Operating Loss carry-forward to Year 2012	$1,623,490
Net Operating Loss - Year 2012	1,393,549
Net Operating Loss carry-forward to Year 2013	$3,017,039
Net Operating Loss - Year 2013	1,706,747
Net Operating Loss carry-forward to Year 2014	$4,723,786

Pursuant to the provisions of the Internal Revenue Code, the Company has elected to forego the carry-back provisions, allowable under the IRS regulations, for the stated accounting periods.

At December 31, 2013, the Company recorded a deferred tax benefit of $1,706,747 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables, which average 34% at December 31, 2013 and December 31, 2012.

Net deferred tax assets consist of the following components:	December 31,	December 31,
	2013	2012

Deferred Tax Asset	$1,706,747	$1,105,626
Valuation Account	(1,706,747)	(1,105,626)
Net Deferred Tax Asset	$0	$0

At December 31, 2013, the Company had a net operating loss carry-forward of $4,723,786 for federal income tax purposes that may be offset against future taxable income from years 2014 through 2026-34. Our deferred tax benefit is adjusted for interim results, but we simultaneously adjust the allowance for a net zero effect. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

On December 2, 2013, the Company issued 14,519 shares of common stock upon the exercise of 9,679 Unit Purchase Options (UPO) at an exercise price of $0.15 per unit. The exercise of these UPO’s resulted in the issuance of 9,679 warrants which were exercised as a cashless exercise.

At December 31, 2013, the Company had 37,066,799 shares issued and outstanding. The Company has 500,000,000 shares of common stock authorized.

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

On November 1, 2010, stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. All these options were deemed as “incentive stock options” by the Board in accordance with the Plan. These option grants are fully vested and expire on November 1, 2015. Stock compensation expense of $396,000 was recognized based on the Black-Scholes valuation of $0.12 per share of common stock

On November 5, 2012, stock options for 400,000 shares were granted to directors at an exercise price of $0.34, which was in excess of the quoted market price of $0.30 of the Company’s shares at the date of the grant. Stock options for 150,000 shares granted to new directors are fully vested and expire on November 5, 2015. The additional stock options for 250,000 shares issued to all directors vested on September 15, 2013. All these options were deemed as “incentive stock options” by the Board in accordance with the Plan. Stock compensation expense of $28,000 was recognized based on the Black-Scholes valuation of $0.07 per share of common stock.

No stock options were exercised or forfeited during the year ended December 31, 2013 or December 31, 2012.

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

A summary status of stock option activity as of December 31, 2013 is as follows:

				Weighted	(in years)
		Weighted		Average	Average
	Number of	Average	Options	Exercise	Contractual
	Stock Options	Exercise Price	Exercisable	Price	Life
Outstanding, January 1, 2010	0		0
Granted - November 1, 2010	3,300,000	$0.20	3,300,000	$0.20	5.0
Exercised	0		0
Outstanding, December 31, 2011	3,300,000	$0.20	3,300,000	$0.20	4.8
Granted - November 5, 2012	400,000	$0.34	400,000	$0.34
Exercised	0		0
Outstanding, December 31, 2012	3,700,000	$0.22	3,700,000	$0.22	3.0
Granted	0	0	0
Exercised	0	0	0
Outstanding, December 31, 2013	3,700,000	$0.22	3,700,000	$0.22	2.3

Warrants
To date 32,000,771 warrants have been issued resulting from 1) a private placement occurring in 2011 in which 8,238,998 warrants were issued, 2) six convertible notes in which an aggregate of 23,500,000 warrants were issued, 3) 271,452 warrants issued in settlement of outstanding debt due the Company’s Chief Executive Officer and Board Chairman, Harold R. Shipes and 4) 4,840 warrants issued in conjunction with the exercise of Unit Purchase Options (UPO’s).

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

On February 21, 2013, the Company negotiated a convertible term note of $1,000,000 whereby the lender was issued an additional 5,000,000 warrants, with an expiry date of February 21, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

On May 22, 2013, the Company negotiated a convertible term note of $500,000 whereby the lender was issued an additional 2,500,000 warrants, with an expiry date of May 22, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

On July 31, 2013, the Company negotiated a convertible term note of $500,000 whereby the lender was issued an additional 2,500,000 warrants, with an expiry date of July 31, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

On December 20, 2013, the Company negotiated a convertible term note of $100,000 whereby the lender was issued an additional 500,000 warrants, with an expiry date of December 20, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

On December 2, 2013, 9,679 unit purchase options were exercised and a cashless warrant exercise occurred, resulting in the issuance of 14,519 shares of common stock for $1,452 and an additional 4,840 warrants issued.

As of December 31, 2013, there are 32,000,771 warrants outstanding.

A summary of warrant activity for the years ended December 31, 2012 and 2013 is as follows:

				Weighted
		Weighted		Average
	Number of	Average	Warrants	Exercise
	Warrants	Exercise Price	Exercisable	Price
Outstanding, January 1, 2010	0		0
Granted	8,238,998	$0.20	8,238,998	$0.20
Exercised	0		0
Outstanding, December 31, 2011	8,238,998	$0.20	8,238,998	$0.20
Granted	13,271,452	$0.40	13,271,452	$0.40
Exercised	0		0
Outstanding, December 31, 2012	21,510,450	$0.32	21,510,450	$0.32
Granted	10,504,840	$0.40	10,504,840	$0.40
Exercised	14,519		14,519
Outstanding, December 31, 2013	32,000,771	$0.35	32,000,771	$0.35

At December 31, 2013, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants O/S			Warrants Exercisable
Range of	Weighted-Average		Weighted		Weighted Average
Warrant Exercise	Remaining	Number of	Average	Number of	Exercise
Price	Contractual Life	Warrants	Exercise Price	Warrants	Price

$0.20	0.38	7,699,998	$0.20	7,699,998	$0.20
$0.20	0.45	529,321	$0.20	529,321	$0.20
$0.40	1.10	3,000,000	$0.40	3,000,000	$0.40
$0.40	1.40	10,000,000	$0.40	10,000,000	$0.40
$0.40	1.66	271,452	$0.40	271,452	$0.40
$0.40	2.14	5,000,000	$0.40	5,000,000	$0.40
$0.40	2.39	2,500,000	$0.40	2,500,000	$0.40
$0.40	2.58	2,500,000	$0.40	2,500,000	$0.40
$0.40	2.97	500,000	$0.40	500,000	$0.40
	1.40	32,000,771		32,000,771

Note L – Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	December 31,	December 31,
	2013	2012
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$18,308	$1,608
Eileen Shipes	2,683	0
Matthew J. Lang	1,102	0
Danielle Lang	1,361	610
Clinton W. Walker – Director	0	12,500
Clarity Management, LP	2,732	0
H. Eugene Dunham – Director	0	12,500
Michael Harrington – Director	0	12,500
Russell D. Alley – Director	0	12,500
Total	$26,186	$52,218

At December 31, 2013, we owed $26,186 to related parties.

Related party transactions have occurred with the following related party officer and directors:

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, travels extensively in connection with the Company’s holdings or prospective holdings which is reimbursable by the Company. At December 31, 2013, there were reimbursable expenses due Mr. Shipes in the amount of $18,308 and at December, 31, 2012, Mr. Shipes was owed $1,608. Other related party transactions involve reimburseable expenses to an officer and employees related to the Chief Executive Officer.

At December 31, 2013, there were no director fees due and at December 31, 2012 there were $50,000 due in director fees.

Note M – Deferred Income

Calico Mineral Lease Agreement
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

At December 31, 2013, there was $50,000 of deferred income from the Calico mineral lease agreement.

G.I Canoas S.A.P.I de C.V. Engineering Services Contract
On October 1, 2013, the Company entered into a contract with G.I. Canoas S.A.P.I de C.V., a Mexican company, for the design engineering and procurement services on construction of leach and solvent extraction electrowinning facilities. The term of the agreement is for twelve months, renewable upon reasonable terms and conditions as may be agreed upon by both parties. A retainer of $50,000 was received by the client and will be applied to the last invoice upon termination of services.

At December 31, 2013, there was a balance of $50,000 in the retainage account.

Note N – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through December 31, 2013 are $1,852,149. Exploration costs incurred for the twelve months ended December 31, 2013 were $ 614,849.

Note O – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has represents that the following material events that have transpired subsequent to December 31, 2013 up through the issuance date.

On January 31, 2014, the Company negotiated an extension until August 15, 2014 on the MG & A mineral lease that was due February 1, 2014, in the amount of $350,000. See Note D – Property, Plant and Equipment.

On April 10, 2014, the Company negotiated an extension until June 4, 2014 on the Prince Mine lease that was due November 6, 2013. See Note D – Property, Plant and Equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2013 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●
Our small size limits our ability to achieve the desired level of separation our internal controls and financial reporting. We have a separate CEO, CFO and an Audit Committee to review and oversee the financial policies and procedures of the Company, but due to lack of independence, management considers this a material weakness. Although, we have installed an audit committee, we still do not meet the full requirement for separation. In the interim, we will continue to strengthen the role of our CEO and CFO and their review of our internal control procedures.

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

Subject to the Company’s financial resources, management hopes to further mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Our management determined that there were no other changes made in our internal controls over financial reporting during 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10-K-A does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K-A.

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth our corporate officers and directors:

Name of Service	Age	Position	Director Since

Harold Roy Shipes	71	President/CEO/Chairman/Director	9/92

Herbert E. Dunham	70	Director	6/06

Michael S. Harrington	76	Director	10/07

John Kennedy	60	Director	8/12

Clinton W. Walker	51	Director	8/12

Russell D. Alley	67	Director	8/12

John A. McKinney	53	Chief Financial Officer/Executive Vice President

Matthew J. Lang	37	Vice President/Corporate Secretary

Mr. Harold Roy Shipes, Chairman/Director/Chief Executive Officer. Mr. Shipes has been our President/Chief Executive Officer since April 13, 1999, and our co-founder and Chairman of the Board since 1992. From 1992 until December 2011, Mr. Shipes provided us with engineering services, specializing in mining related engineering projects. Including his affiliation with us, Mr. Shipes has over 40 years of experience in the mining industry in senior management positions with companies around the world and has worked extensively in copper, zinc and precious metals, as well as engineering, construction and project development, as follows:

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

b. Committees
Our Board of Directors, as a whole, decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has adopted procedures for considering executive and director compensation. We have not yet elected a nominating committee because we have not sufficiently developed our operations since we changed our business model to exploration activities. We have established minimum criteria for the election of nominees to our Board of Directors and have a process or procedure for evaluating such nominees.

c. Shareholder Communications
Our Board of Directors has adopted a defined or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors.

d. Board of Director Meetings
During 2013, our board of directors held three board meetings during which board resolutions were approved regarding the execution of convertible note agreements, authorization for management to negotiate the exclusive right to purchase an acid plant from an affiliate and to pursue a lease agreement on a property located in Montana.

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

e. Annual Shareholder Meetings
During 2013 and 2012, there was no annual shareholder meeting. We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance

Item 11. Executive Compensation

The following table sets forth the total compensation currently being paid by us for services rendered by our executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation	Total ($)

Harold Roy Shipes
President and Chief	2012	309,230	0	0	0	0	309,230
Executive Officer	2013	237,077	0	0	0	0	237,077

John A. McKinney
Executive Vice President	2012	216,000	0	0	0	0	216,000
and Chief Financial Officer	2013	208,000	0	0	0	0	208,000

Matthew J. Lang	2012	137,077	0	0	0	0	137,077
Vice President, Secretary	2013	132,000	0	0	0	0	132,000

In 2013, there was $38,112 in deferred compensation to Harold Roy Shipes.

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

DIRECTORS’ COMPENSATION TABLE

Name and Principal Position(a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	Non-Equity Incentive Plan Compensation ($)(g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)

Harold R.	2012	$309,230	$0	$0	$0	$0	$0	$0	$309,230
Shipes	2013	$237,077	$0	$0	$0	$0	$0	$0	$237,077
John	2012	$0	$0	$0	$0	$0	$0	$0	$0
Kennedy	2013	$0	$0	$0	$0	$0	$0	$25,000	$25,000
ClintonW.	2012	$0	$0	$0	$0	$0	$0	$0	$0
Walker	2013	$0	$0	$0	$0	$0	$0	$25,000	$25,000
Russell D.	2012	$0	$0	$0	$0	$0	$0	$0	$0
Alley	2013	$0	$0	$0	$0	$0	$0	$25,000	$25,000
Herbert E	2012	$0	$0	$0	$0	$0	$0	$0	$0
Dunham	2013	$0	$0	$0	$0	$0	$0	$25,000	$25,000
Michael	2012	$0	$0	$0	$0	$0	$0	$0	$0
Harrington	2013	$0	$0	$0	$0	$0	$0	$25,000	$25,000

Stock Option Plan
On November 1, 2010, our Board of Directors authorized the approval of a stock option plan and on May 5, 2011, the board amended the plan. The plan, which covers 3,800,000 shares, allows the Board of Directors, or a committee thereof at the Board’s discretion, to grant stock options to officers, directors, key employees and consultants of the company and its affiliates. No vesting will be required.

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

On November 5, 2012, stock options for 400,000 shares were granted to directors at an exercise price of $0.34, which was in excess of the quoted market price of $0.30 of our shares at the date of the grant. Stock options for 150,000 shares granted to new directors are fully vested and expire on November 5, 2015. The additional stock options for 250,000 shares issued to all directors vested on September 15, 2013. All these options were deemed as “incentive stock options” by the Board of Directors in accordance with the Plan. In 2012, stock compensation expense of $28,000 was recognized based on the Black-Scholes valuation of $0.07 per share of common stock.

No options were exercised or forfeited during the year 2013 or 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of April 11, 2014, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

NAME AND ADDRESS	TITLE	CLASS OF SECURITIES	TOTAL SHARES OWNED	PERCENTAGE

Executive Officers and Directors
Harold Roy Shipes and his wife, Eileen Shipes (1) 11251 E. Camino Del Sahuaro Tucson, AZ 85749	Chief Executive Officer/Chairman of the Board	Common	7,235,417	10.0%

John McKinney and his wife, Lynette McKinney (2) 12509 E. Jeffers Place Tucson, AZ 85749	Executive Vice President/Chief Financial Officer	Common	5,034,000	7.0%

Matthew Lang (3) 9526 E. Corte Puente Del Sol Tucson, AZ 85748	Vice President /Secretary	Common	3,507,300	4.9%

Herbert E. Dunham (4) 6555 E. Via Cavalier Tucson, AZ 85715-4732	Director	Common	342,000	0.5%

Michael Harrington (5) 2130 N. 164th Avenue Goodyear, AZ 85395	Director	Common	350,000	0.5%

John Kennedy (6) 500 S. Front Street, Suite 1200 Columbus, OH 43215	Director	Common	100,000	0.1%

Clinton W. Walker (7) 100 North Cresent Drive Beverly Hills, California 90210	Director	Common	100,000	0.1%

Russell D. Alley (8) P.O. Box 608 1208 South 200 West Milford, Utah 84751	Director	Common	100,000	0.1%

All directors and officers as a group (8)		Common	16,768,717	23.2%

More Than 5% Shareholder Atlas Precious Metals Inc. (9) 5210 E. Williams Circle, Suite 700 Tucson, AZ 85711		Common	5,563,000	7.7%

ISLV Holdings, LLC 500 S. Front Street, Suite 1200 Columbus, OH 43215		Common	34,066,660	47.1%

Total			56,398,377	78.0%

(1) 6,235,417 shares held by Harold and Eileen Shipes as community property and 1,000,000 shares are held by Harold R. Shipes individually. Includes 771,452 shares underlying currently exercisable options and warrants.
(2) 5,034,000 shares held by John and Lynette McKinney as joint tenants. Includes 500,000 shares underlying currently exercisable options.
(3) 3,507,300 shares held by Matthew J. Lang. Includes 500,000 shares underlying currently exercisable options.
(4) 242,000 shares held by Herbert E. and Ana Dunham as joint tenants, and 100,000 shares are held by Herbert E. Dunham individually. Includes 100,000 shares underlying currently exercisable options.
(5) 350,000 shares held by Michael Harrington. Includes 100,000 shares underlying currently exercisable options.
(6) Includes 100,000 shares underlying currently exercisable options.
(7) Includes 100,000 shares underlying currently exercisable options.
(8) Includes 100,000 shares underlying currently exercisable options.
(9) Harold Shipes is a shareholder, officer and director of Atlas Precious Metals Inc.; John McKinney and Matthew Lang are shareholders and officers of Atlas Precious Metals Inc. and Herbert Dunham is a shareholder of Atlas Precious Metals Inc.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 37,066,799 shares of common stock outstanding, including 31,500,771 warrants outstanding and 3,700,000 vested stock options outstanding as of March 31, 2014.

Item 13. Certain Relationships and Related Transactions

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

Indebtedness to our Chief Executive Officer, Harold Roy Shipes

As of December 31, 2013, we owed our Chief Executive Officer, Harold R. Shipes, a total of $59,103, of which $38,112 represents deferred salaries and $20,991 representing business expenses incurred on our behalf.

As of December 31, 2012, we owed our Chief Executive Officer, Harold R. Shipes, a total of $1,608 representing business expenses incurred on our behalf.

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

Stock Issuances to Directors

In 2013, there were no issuances of our common stock to our Directors.

On August 28, 2012, we issued 271,452 shares of our common stock to Harold R. Shipes, in satisfaction of $54,290 of back salaries due Mr. Shipes as approved by the Board of Directors.

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

Our Directors, Herbert E. Dunham and Michael Harrington, each received 100,000 shares of our common stock on October 21, 2006 and September 13, 2007, respectively, for their services as our Directors. Mr. Dunham shares were valued at $0.05 per share for an aggregate value of $5,000. Mr. Harrington’s shares were valued at $0.04 per share, for an aggregate value of $4,000.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Audit Fees
Audit fees paid to our independent auditors, Seale and Beers, CPA’s in 2013 were $24,046.

Audit fees paid to our independent auditors, Seale and Beers, CPA’s in 2012 were $18,896.
.
Tax Fees
No such fees were paid to Seale and Beers, CPA’s at any time.

All Other Fees
No such fees were paid to Seale and Beers, CPA’s at any time

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 23(a):	Consent of Seale and Beers, CPA’s dated April 15, 2014.

Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
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

INTERNATIONAL SILVER, INC.

Dated: April 11, 2014	By:	/s/ Harold R. Shipes
Harold R. Shipes
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chief Executive Officer, Chairman of the Board and Director	April 11, 2014
Harold R. Shipes	(Principal Executive Officer)

/s/ Herbert E. Dunham	Director	April 11, 2014
Herbert E. Dunham

/s/ Michael Harrington	Director	April 11, 2014
Michael Harrington

/s/ John Kennedy	Director	April 11, 2014
John Kennedy

/s/ Clinton W. Walker	Director	April 11, 2014
Clinton W. Walker

/s/ Russell D. Alley	Director	April 11, 2014
Russell D. Alley

/s/ John A. McKinney	Executive Vice President and Chief Financial Officer	April 11, 2014
John A. McKinney	(Principal Financial and Accounting Officer)