Form 10-Q
period 2014-03-31
INTERNATIONAL SILVER INC
filed 2014-05-14
CIK 1419482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 12, 2014
Common Stock, $0.0001 Par Value	37,092,095

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

International Silver, Inc.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Three Months March 31, 2014
(Unaudited)

and

For the Year Ended December 31, 2013
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At	As at
	March 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$1,667	$98,411
Accounts receivable	121,057	38,719
Prepaid expenses - Note C	47,339	130,013
Total Current Assets	$170,063	$267,143

PROPERTY, PLANT AND EQUIPMENT- Note D
Mineral properties	$153,388	$153,388
Leasehold improvements	26,812	26,812
Equipment	7,485	7,485
Furniture & fixtures	14,637	14,637
Computer software	8,390	8,390
Computer equipment	26,304	26,304
	$237,016	$237,016
Accumulated depreciation	(17,671)	(14,701)
	$219,345	$222,315

Other Assets - Note E
Deposit toward investment - Note F	$191,142	$191,142
Other deposits - Note G	2,500	2,500
	$193,642	$193,642

TOTAL ASSETS	$583,050	$683,100

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$156,657	$122,532
Payroll taxes payable	69,085	24,092
Accrued expenses	753,445	543,319
Due to related parties - Note L	52,651	26,186
Convertible notes payable - Note H	3,776,861	3,459,047
Deferred income - Note M	87,808	100,000
Total Current Liabilities	$4,896,507	$4,275,176

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$-	$-
	$-	$-

Total Liabilities	$4,896,507	$4,275,176

SHAREHOLDERS' EQUITY - Note K
Common stock	$3,709	$3,706
authorized shares - 500,000,000
par value $0.0001 per share
issued & o/s at 03/31/14 - 37,092,095
issued & o/s at 12/31/13 - 37,066,799
Additional paid-in capital	5,317,133	5,279,977
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(9,458,265)	(8,699,725)
Total Shareholders' Equity	$(4,313,457)	$(3,592,076)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$583,050	$683,100

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Inception (June 16, 2006) of Exploration Stage through
	March 31, 2014	March 31, 2013	(March 31, 2014)
Revenues
Mineral lease income	$12,192	$12,329	$162,192
Consulting-third parties	196,810	85,154	473,414
Consulting-related parties	-	-	650,855
Total Revenues	$209,002	$97,483	$1,286,461

Operating Expenses
Exploration costs	$128,099	$117,085	$1,980,248
General and administration
Rent expense - related party	35,354	30,839	406,049
Rent expense - third party	-	7,500	67,772
Bad debt expense	-	-	41,860
All other general & administrative	374,944	445,251	5,389,117
Depreciation and depletion	2,970	1,194	12,881
Total operating expenses	$541,367	$601,869	$7,897,927

Operating Income/(Loss)	$(332,365)	$(504,386)	$(6,611,466)

Other Income/(Expense)
Gain on settlement of debt	$-	$-	$1,678,634
Impairment loss	-	-	(1,733,456)
Interest expense	(426,175)	(965,058)	(2,791,977)
Total other income/(expense)	$(426,175)	$(965,058)	$(2,846,799)

Net Income/(Loss)	$(758,540)	$(1,469,444)	$(9,458,265)
Basic Earnings per Share
Income/(Loss) per Share	$(0.02)	$(0.04)

Weighted Average Shares
Outstanding	37,090,409	37,052,280

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

	Three Months Ended		Inception (June 16, 2006) of Exploration Stage through
	March 31,	March 31,	(March 31,
	2014	2013	2014)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(758,540)	$(1,469,444)	$(9,458,265)
Adjustments used to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	2,970	1,194	12,881
Impairment loss	-	-	1,733,456
Gain on settlement on debt	-	-	(1,678,634)
Financing cost	317,814	873,512	1,969,237
Purchase options cancelled	-	-	91,000
Reclamation bond	-	-	14,406
Stock compensation expense	-	-	424,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(82,338)	(25,923)	128,604
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	82,674	23,665	(50,813)
(Decrease)/Increase in payables	105,583	(163,265)	265,225
(Decrease)/Increase in accrued expenses	210,126	48,867	777,066
(Decrease)/Increase in deferred income	(12,192)	37,671	87,808
Net Cash Flows (used by) Operating Activities	$(133,903)	$(673,723)	$(5,389,327)
CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(137,500)
Leasehold Improvements	-	-	(26,812)
Purchase of equipment, furniture & fixtures	-	(11,800)	(57,938)
Building improvements	-	-	(14,822)
Deposits towards investment	-	(10,000)	(191,142)
Nonrefundable deposit - Option payment	-	-	(91,000)
Refundable deposits	-	-	(16,906)
Purchase of mineral land - Deposit method	-	-	(105,888)
Net Cash Flows from Investment Activities	$-	$(21,800)	$(732,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$2,603	$-	$1,333,345
Less: Stock issuance costs	-	-	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	34,556	1,000,000	4,809,556
Debt service payments	-	-	(100,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$37,159	$1,000,000	$6,091,372

Net Increase/(Decrease) in Cash	$(96,744)	$304,477	$(29,963)
Beginning Cash Balance	$98,411	$211,188	$31,630
Ending Cash Balance	$1,667	$515,665	$1,667

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

	Three Months Ended		Exploration Stage (June 16, 2006 through
	March 31,	March 31,	March 31,
	2014	2013	2013)

The Company issued shares of its common stock in exchange for the following:

For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	-	-	156,651
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$-	$729,108

Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$424,000

The Company relinquished its mining property in exchange for the following:

For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Treasury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total

At December 31, 2012		37,052,280	3,705	3,260,984	0	0	(176,034)	(5,005,566)	(1,916,911)

Convertible Debt
Issuance of Warrants
February 21, 2013				917,542					917,542
Convertible Debt
Issuance of Warrants
May 22, 2013				500,000					500,000
Convertible Debt
Issuance of Warrants
July 31, 2013				500,000					500,000
Exercise of Warrants
December 2, 2013		14,519	1	1,451					1,452
Convertible Debt
December 20, 2013				100,000					100,000
Net Income/(Loss)								(3,694,159)	(3,694,159)

At December 31, 2013		37,066,799	3,706	5,279,977	0	0	(176,034)	(8,699,725)	(3,592,076)

Exercise of Warrants
January 21, 2014		25,296	3	2,600					2,603
Issuance of Warrants
Convertible Debt January 7, 2014				34,556					34,556
Net Income/(Loss)								(758,540)	(758,540)

At March 31, 2014		37,092,095	3,709	5,317,133	0	0	(176,034)	(9,458,265)	(4,313,457)

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

Key Mineral Properties

Prince Mine Property, Lincoln County, Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the historic Prince Mine in Lincoln County, Nevada, USA. The property consists of 227 acres of surface and mineral rights and 495 acres in lode mining claims. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. The Company has completed a preliminary drilling program and is analyzing its findings. At March 31, 2014 there are no proven and probable reserves.

Caselton Tailings Project
On March 27, 2012, the Company entered into a joint venture operating agreement to evaluate, remediate, reclaim and develop the Caselton Tailings that are located in the Pioche Mining District in Lincoln County, Nevada. The Company has deposited funds towards this investment (refer to Note E – Deposit in Investment) representing the Company’s capital contribution towards the joint venture. As of March 31, 2014, formation of the joint venture entity is pending.

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

Calico Silver Project, San Bernardino County, California
The Calico Silver Project is located in the Calico Silver Mining District about 15 miles northeast of Barstow or 145 miles northeast of Los Angeles in the Mojave Desert of Southern California. The Company wholly owns approximately 1,300 acres of U.S federal lode mining claims. In 2012, the Company leased this property to Calico Exploration, LLC. The mineral lease was renewed on January 1, 2014.

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

Note B – Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements for the three months ended March 31, 2014 and March 31, 2013 include the accounts of International Silver, Inc. and its subsidiaries, Western States Engineering, Inc. International Silver Nevada, Inc. and Butte Silver Mines, Inc. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At March 31, 2014, trade receivables were $121,057 and at December 31, 2013, trade receivables were $38,719. No allowance for uncollectible accounts was established, as management deem the accounts as fully collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of “significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At March 31, 2014 and December 31, 2013, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method. At March 31, 2014 and December 31, 2013, the value of the Company’s investments in Continental Mining & Smelting Limited was considered fully impaired. See Note E – Other Assets – Investments in Stocks.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At March 31, 2014 and December 31, 2013, all mineral interests were in the exploration stage.

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

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of March 31, 2014, there was $17,671 in accumulated depreciation and no amortization has taken place on any of the mineral interests, as the Company is in the exploration stage.

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

At March 31, 2014, an impairment test was conducted on the Company’s mineral land holdings and no impairment loss is required. Refer to Note D – Property. Plant and Equipment – Mining Properties.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Income was recognized from engineering contracts rendered by Western States Engineering, Inc., a subsidiary of International Silver, Inc. for the three months ended March 31, 2014. As of March 31, 2014, there has been no production from any of the Company's mineral properties, as these properties are still in the exploratory stage.

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

On November 1, 2010, the Company adopted and granted stock options to its directors, employees and key consultants. On November 7, 2012, the Company granted its members of the Board of Directors additional stock options. (Refer to Note K – Shareholders’ Equity)

On December 22, 2013 and January 7, 2014, the Company executed additional convertible note to ISLV Partners, LLC. Refer to Note H – Convertible Notes Payable.

On January 21, 2014, 16,864 unit purchase options were exercised on a “cashless exercise”, resulting in an issuance of 25,296 shares of the Company’s common stock. As of March 31, 2014, there are 31,483,907 warrants outstanding. During the year ended December 31, 2013, 9,679 unit purchase options were exercised.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash investing and financing transactions during the three months ended March 31, 2014 were $317,814 and $873,512 for the three months ended March 31, 2013. During the three months ended March 31, 2014, non-cash investing and financing activities reflected amortization of discount on notes issued by ISLV Partners, LLC. (refer to Note H – Convertible Notes Payable)

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On March 31, 2014 and December 31, 2013, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense

During the three months ended March 31, 2014, the lease on New Butte, located in the State of Montana, was renewed, including a newly-acquired mineral lease. At March 31, 2014, prepaid expenses reflect the unexpired portion of mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Also reflected in prepaid expenses is the unexpired portion of commercial insurance on our Nevada and Montana properties and a retainer a consulting arrangement with Gustavson Associates for a preliminary economic assessment on the Caselton Tailings located in Nevada, resulting in a prepaid expense balance of $47,339 at March 31, 2014, compared to a balance of $130,013 at December 31, 2013, summarized below:

	March 31, 2014	December 31, 2013

Prepaid mine leases	$13,493	$91,097
Prepaid commercial insurance	4,122	9,063
Prepaid director & officer insurance	3,063	3,063
Prepaid expense – metallurgical services	841	841
Prepaid expense – economic assessment study	25,000	25,000
Prepaid expense – other	820	949

Total prepaid expenses	$47,339	$130,013

Note D – Property, Plant and Equipment

Mining Properties
The Company’s mining interests, include property acquired by staking, purchasing and leasing mining claims located in the states of California, Nevada and Montana. At March 31, 2014, mining properties valued at $153,388 were as follows:

Calico Silver Project
The Calico Silver Project consists of 60 unpatented mining claims on 1,300 acres of surface rights, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. At March 31, 2014, this property was under a mineral lease agreement with Calico Exploration, LLC (Leasee). The leasee is obligated to pay annual maintenance fees to the Bureau of Land Management (BLM) on its 60 unpatented lode-mining claims, located in San Bernadino County, California.

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

Prince Mine Lease – Lincoln County, Nevada
On November 6, 2010, the Company entered into a lease /purchase agreement to explore and acquire the Prince Mine in Lincoln County, Nevada, that includes 227 acres of surface and mineral rights and 495 acres in lode mining claims. The Prince Mine is a former producer of silver, gold, lead, zinc and manganese sulfide and oxide fluxing ore. During 2012, a preliminary drilling program was undertaken by the Company. See Note D – Property, Plant and Equipment.

At March 31, 2014, there were no proven or probable reserves.

The five-year lease requires annual lease payments of $50,000 payable on each anniversary date from the date of the lease agreement. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Future minimum lease payments are as follows:

November 6, 2013 (Extended to June 4, 2014)	$50,000
November 6, 2014	$50,000

Total	$100,000

Lease expense on the Prince Mine since inception of the lease on November 6, 2010 through March 31, 2014 is $150,000. For three months ended March 31, 2014, there was no lease expense. The lease payment due November 6, 2013 was extended until June 4, 2014. Refer to Note O - Subsequent Events.

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

Lease expense on the New Butte property since inception of the lease on December 1, 2011 through March 31, 2014 was $33,082. For the three months ended March 31, 2014, lease expense was $3,699.

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

Lease expense on the Continental Public Land Trust since inception of the lease on April 23, 2012 through March 31, 2014 was $43,425. For the three months ended March 31, 2014, lease expense was $6,164.

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

On January 31, 2014, the Company negotiated an extension until August 15, 2014 on the MG & A mineral lease that was due February 1, 2014, in the amount of $350,000. Lease expense on the property since inception of the lease on December 17, 2013 through March 31, 2014 was $100,000.

Leasehold Improvements, Equipment, Furniture and Fixtures
Acquisitions during the year ended December 31, 2013 consisted of office furniture, scanner/plotter and computers and auto cad software for the newly-established exploration office at Butte, Montana. There were no capital acquisitions during the first quarter ended March 31, 2014. At March 31, 2014, the net book value of fixed assets was $219,345.

At March 31, 2014, property, plant and equipment is comprised of the following:

Land – Mining Properties	$153,388
Leasehold Improvements	26,812
Equipment	7,485
Furniture and Fixtures	14,637
Computer Software and Equipment	34,694
$237,016
Accumulated Depreciation	(17,671)
$219,345

Depreciation expense for the three months ended March 31, 2014 was $2,970 and accumulated depreciation was $17,671.

Note E – Other Assets

Investments in Stock
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”), a Canadian company. At March 31, 2014, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001. At the date of acquisition, the Company determined that the “Equity Method” of accounting was warranted because the Company was deemed to exercise significant influence and control over Continental’s policies and operations, although the percentage was below the 20% threshold pursuant to FASB ASC 323-10-15-6 – Significant Influence. The Company has one director and an officer who represent Continental as directors.

The Company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2013 and March 31, 2014, there was no measurable value in the common stock of Continental Mining and Smelting Limited. Continental Mining and Smelting Limited has been attempting to obtain financing to enter the development stage of their mining operations, but has thus far been unsuccessful in doing so,

At March 31, 2014, the Company’s share of losses for the three months then ended were $1,155 and cumulative losses inception to–date are $267,012. These losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At March 31, 2014, the Company held the following securities:

	No. of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

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

As of March 31, 2014, the Company had reimbursed Aurum, LLC $190,000 for land royalty payments, plus a reimbursement of $1,142 for recording fees for a total of $191,142 for holding costs on property associated with a joint venture between the Company and Aurum, LLC. These funds are recognized as a deposit towards the investment in the joint venture with Aurum, LLC. Pursuant to the joint venture agreement, these costs, upon formation of the joint venture will be considered as part of International Silver Nevada, Inc.’s capital contribution.

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

On October 1, 2013, Management made the decision to opt out of this purchase option. As of December 31, 2013, the Company had made a total of $56,000 in option payments. These option payments were written off as an exploration cost as a result of Management’s decision at December 31, 2013.

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

Note H – Related Party Convertible Notes Payable

Convertible Note Purchase Agreement – Initial Financing
On February 6, 2012, the Company entered into a Convertible Note Purchase Agreement with ISLV Partners, LLC (the Lenders) to provide funding in the amount of $600,000 for working capital and other corporate purposes. The general terms and conditions of the loan provide that the “lenders” retain out of the funding, the sum of the $90,300 and $80,000, to satisfy full repayment of the promissory notes which were assigned to the lender, including all unpaid accrued interest to the closing date. The initial note in the principal amount of $600,000 is secured by the mortgages, deeds of trust, fixture filings, security agreements and assignment of leases and rents, and such security agreements executed and delivered on the closing date, pursuant to which certain real properties owned by the Company and /or any subsidiary, as more particularly specified in such mortgages, deeds of trust, assignment of leases and rents are pledged as collateral security for the obligations (Initial Mortgages). The principal and unpaid interest, at a per annum interest rate of eight (8%) percent was due on or before February 14, 2014, but was extended until June 22, 2014. Refer to the section entitled “Convertible Note – Fifth Amendment”.

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

On January 7, 2014, ISLV Partners, LLC loaned an additional amount of $34,556. The note is convertible into International Silver, Inc. common stock at $0.20 per share. Net proceeds from the loan will be used for working capital, exploration and corporate development purposes.

The following table summarizes the net carrying value, after the discount on the notes resulting from the issuance of warrants:

	March 31, 2014	December 31, 2013
Convertible Notes Payable issued to ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$600,000
Issued May 17, 2012	130,000	130,000
Issued May 25, 2012	1,870,000	1,870,000
Issued February 21, 2013	1,000,000	1,000,000
Issued May 22, 2013	500,000	500,000
Issued July 31, 2013	500,000	500,000
Issued December 20, 2013	100,000	100,000
Issued January 7, 2014	34,556	0
Total	$4,734,556	$4,700,000
Discount on Notes Payable	(957,695)	(1,240,953)
Net Carrying Value	$3,776,861	$3,459,047

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At March 31, 2014, no conversion had occurred.

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

Outstanding convertible instrument
An optional conversion feature was included in the convertible term notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At March 31, 2014, the convertible note instruments had no beneficial conversion feature, and thus a discount on the notes themselves was not recognized, but the “detachable” warrants issued in conjunction with this financing were assigned a fair value due to their beneficial conversion feature on a “fully-converted” basis. In addition, an “intrinsic value” was also assigned on the warrants, pursuant to generally accepted accounting principles, as governed by ASC 470-20-55-12.

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

Warrants
Detachable warrants issued by the Company providing the Lender with the option to purchase 23,000,000 shares of the Company’s common stock as of March 31, 2014 are as follows:

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

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value. Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees paid were capitalized, and thus no liability was recognized on August 7, 2012. On August 7, 2013, the first anniversary payment of $50,000, plus interest of $58,000 was paid. As of March 31, 2014, interest accrued was $36,208.

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

At March 31, 2014, the Company recorded a deferred tax benefit of $1,823,797 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables, which average 34% at March 31, 2014 and December 31, 2013.

Net deferred tax assets consist of the following components:

	March 31,	December 31,
	2014	2013

Deferred Tax Asset	$1,823,797	$1,706,747
Valuation Account	(1,823,797)	(1,706,747)
Net Deferred Tax Asset	$0	$0

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

On January 21, 2014, the Company issued 25,296 shares of common stock upon the exercise of 16,864 Unit Purchase Options (UPO) at an exercise price of $0.15 per unit. The exercise of these UPO’s resulted in the issuance of 16,864 warrants which were exercised as a cashless exercise.

At March 31, 2014, the Company had 37,092,095 shares issued and outstanding. The Company has 500,000,000 shares of common stock authorized.

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

On November 1, 2010, stock options for 3,300,000 shares were granted to directors, officers, key employees and consultants at an exercise price of $0.20, which was in excess of the quoted market price of $0.12 of the Company’s shares at the date of the grant. All these options were deemed as “incentive stock options” by the Board in accordance with the Plan. These option grants are fully vested and expire on November 1, 2015. Stock compensation expense of $396,000 was recognized based on the Black-Scholes valuation of $0.12 per share of common stock.

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

No stock options were exercised or forfeited for the three months ended March 31, 2014 or for the year ended December 31, 2013.

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

A summary status of stock option activity as of March 31, 2014 is as follows:

	Number of	Weighted Average	Options	Weighted Average Exercise	(in years) Average Contractual
	Stock Options	Exercise Price	Exercisable	Price	Life
Outstanding, January 1, 2010	0		0
Granted - November 1, 2010	3,300,000	$0.20	3,300,000	$0.20	5.0
Exercised	0		0
Outstanding, December 31, 2011	3,300,000	$0.20	3,300,000	$0.20	4.8
Granted - November 5, 2012	400,000	$0.34	400,000	$0.34
Exercised	0		0
Outstanding, December 31, 2012	3,700,000	$0.22	3,700,000	$0.22	3.0
Granted	0	0	0
Exercised	0	0	0
Outstanding, December 31, 2013	3,700,000	$0.22	3,700,000	$0.22	2.3
Granted	0	0	0
Exercised	0	0	0
Outstanding, March 31, 2014	3,700,000	$0.22	3,700,000	$0.22	2.3

Warrants
To date 31,483,907 warrants have been issued resulting from 1) a private placement occurring in 2011 in which 8,238,998 warrants were issued, 2) six convertible notes in which an aggregate of 23,000,000 warrants were issued, 3) 271,452 warrants issued in settlement of outstanding debt due the Company’s Chief Executive Officer and Board Chairman, Harold R. Shipes, 4) 13,272 warrants issued in conjunction with the exercise of Unit Purchase Options (UPO’s), less 39,815 UPO’s exercised.

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

On January 21, 2014, 16,864 unit purchase options were exercised and a cashless warrant exercise occurred, resulting in the issuance of 25,296 shares of common stock for $2,530 and an additional 8,432 warrants issued.

As of March 31, 2014, there are 31,483,907 warrants outstanding.

A summary of warrant activity From January 1, 2010 through March 31, 2014 as follows:

	Number of	Weighted Average	Warrants	Weighted Average Exercise
	Warrants	Exercise Price	Exercisable	Price
Outstanding, January 1, 2010	0		0
Granted	8,238,998	$0.20	8,238,998	$0.20
Exercised	0		0
Outstanding, December 31, 2011	8,238,998	$0.20	8,238,998	$0.20
Granted	13,271,452	$0.40	13,271,452	$0.40
Exercised	0		0
Outstanding, December 31, 2012	21,510,450	$0.32	21,510,450	$0.32
Granted	10,004,840	$0.40	10,004,840	$0.40
Exercised	14,519		14,519
Outstanding, December 31, 2013	31,500,771	$0.35	31,500,771	$0.35
Granted	8,432		8,432
Exercised	25,296		25,296
Outstanding, March 31, 2014	31,483,907	$0.35	31,483,907	$0.35

At March 31, 2014, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants O/S			Warrants Exercisable
Range of Warrant Exercise Price	Weighted-Average Remaining Contractual Life	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

$0.20	0.38	7,699,998	$0.20	7,699,998	$0.20
$0.20	0.45	512,457	$0.20	512,457	$0.20
$0.40	1.10	3,000,000	$0.40	3,000,000	$0.40
$0.40	1.40	10,000,000	$0.40	10,000,000	$0.40
$0.40	1.66	271,452	$0.40	271,452	$0.40
$0.40	2.14	5,000,000	$0.40	5,000,000	$0.40
$0.40	2.39	2,500,000	$0.40	2,500,000	$0.40
$0.40	2.58	2,500,000	$0.40	2,500,000	$0.40
	1.40	31,483,907		31,483,907

Note L – Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	March 31,	December 31,
	2014	2013
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$43,069	$18,308
Eileen Shipes	3,048	2,683
Matthew J. Lang	1,385	1,102
Danielle Lang	2,417	1,361
Clarity Management, LP	2,732	2,732
Total	$52,651	$26,186

At March 31, 2014, we owed $52,651 to related parties.

Related party transactions have occurred with the following related party officer and directors:

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, travels extensively in connection with the Company’s holdings or prospective holdings which is reimbursable by the Company. At March 31, 2014, there were reimbursable expenses due Mr. Shipes in the amount of $43,069 and at December 31, 2013, Mr. Shipes was owed $18,308. Other related party transactions involve reimburseable expenses to an officer and employees related to the Chief Executive Officer.

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

At March 31, 2014, there was $37,808 of deferred income from the Calico mineral lease agreement.

G.I Canoas S.A.P.I de C.V. Engineering Services Contract
On October 1, 2013, the Company entered into a contract with G.I. Canoas S.A.P.I de C.V., a Mexican company, for the design engineering and procurement services on construction of leach and solvent extraction electro-winning facilities. The term of the agreement is for twelve months, renewable upon reasonable terms and conditions as may be agreed upon by both parties. A retainer of $50,000 was received by the client and will be applied to the last invoice upon termination of services.

At March 31, 2014, there was a balance of $50,000 in the retainage account.

Note N – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through March 31, 2014 are $1,980,248. Exploration costs incurred for the three months ended March 31, 2014 were $128,099.

Note O – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has represents that the following material events that have transpired subsequent to March 31, 2014 up through the issuance date.

On April 10, 2014, the Company negotiated an extension until June 4, 2014 on the Prince Mine lease that was due November 6, 2013. See Note D – Property, Plant and Equipment.

The Fifth Amendment to the Convertible Note Agreement, dated February 21, 2014, granted an extension on the notes and obligations for a period of 60 days through April 22, 2014. A contingent 60-day extension (“Extension Option Date”) through June 22, 2014 is in effect.

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

Results of Operations

Operating Performance for the three months ended March 31, 2014 (the “March 2014 Quarter”) as compared to the three months ended March 31, 2013 (the “March, 2013 Quarter”) was as follows:

For the March 2014 Quarter, we recorded a net loss of $758,540, as compared to a net loss of $1,469,444 for the March 2013 Quarter or a decrease in net loss of $710,904 or 48%, as compared to the March 31, 2014 Quarter. The decrease in the net loss resulted primarily from decreased interest/financing costs.

Operating expenses reflected during the March 2014 Quarter were $541,367, a decrease of $60,502 or 10% as compared to operating expenses of $601,869 for the March 31, 2013 Quarter. The decrease in operating expenses was in the area of director’s fees, insurance expense, legal fees and travel.

Other Income/(Expense) during the March 2014 Quarter was $426,175, a net decrease of $538,883, as compared to the March 2013 Quarter of $965,058. The decrease in the net loss resulted primarily from the amortization of discount on notes due to the recognition of a substantially higher “beneficial conversion feature” of the conversion option on the convertible notes issued to ISLV Partners, LLC during the March 2013 Quarter.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the three months ended March 31, 2014, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than from management and engineering consulting services, and our net losses from inception as a development stage company, which total 9,458,265 and the uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Currently, we have funded our operations through private placements, short-term convertible notes, and some on-going engineering consulting services. The capital required to execute our total business vision and objectives is significant. Since February 6, 2012, we have negotiated convertible term notes totaling $4,734,556. During 2014, we will continue our efforts to raise additional capital to fund the working capital requirements and exploration and development activities necessary to meet our business objectives.

Our capital budget for 2014 for the completion of acquisitions, exploration and development programs in the Pioche Mining District in Nevada and in Silver Bow County, Montana is approximately $1.7 million.

Cash and Cash Flows

Cash on hand at March 31, 2014 was $1,667 compared to $98,411 at December 31, 2013. A build-up in trade receivables has resulted in the decrease in cash reserves, as engineering contracts are presently the only source of income to the Company. Cash has decreased $96,744 from the cash balance reflected as of December 31, 2013. Aside from $134,556 received in the last four months from the issuance of convertible notes, funding have been minimal. Exploration activities have been sustained primarily by providing engineering and procurement services on two third-party contracts.

Net cash flows from operating activities were ($133,903) for the three months ended March 31, 2014, compared to ($673,723) for the three months ended March 31, 2013, an increase of $539,820. The increase in net cash flows over the prior comparative period is attributable to increased revenue from engineering services, lower operating and administrative costs and an increase in payables.

Investment activities during the three months ended March 31, 2014 were nil. Capital purchases during the three months ended March 31, 2013 were $11,800 spent on furniture & fixtures for our Butte Montana exploration office and a $10,000 deposit towards an investment.

Financing activities undertaken during the three months ended March 31, 2014, included the issuance of an additional convertible note to ISLV Partners, LLC in the amount of $34,566 and $2,603 in proceeds received from the exercise of unit purchase options. During the three months ended March 31, 2013, the Company issued a convertible note in the amount of $1,000,000 to ISLV Partners, LLC.

Going forward, our business plan does not reflect, nor do we anticipate, any revenues from our properties during the remaining part of our exploration phase until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities. We have generated $209,002 in revenues for the three months ended March 31, 2014 from engineering contracts through our affiliate Western States Engineering, Inc.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have purchased the following properties and engaged in the exploration activities and incurred the following exploration costs since inception:

Capital Acquisitions:
A) Purchase of Tecoma Mine - Year 2007	$90,000
B) Sale of Tecoma Mine - Year 2008	(90,000)
C) Purchase of Magna Charta property - Silver Bow County, Montana	47,500
D) Purchase of Chattel property - Silver Bow County, Montana	105,888
Total Capital Acquisitions	$153,388

Exploration Costs:
A) Acquisition of 98% interest in Metals Preciosos, S.A. de C.V., a Mexican company
1) El Cumbro property	$14,260
2) El Cusito property	15,000
3) Canada de Oro property	15,000
4) La Moneda property	10,000
B) Langtry property - options expired - exploration abandoned
1) Option payments	100,000
2) Exploration costs	21,075
C) Calico Mining District - San Bernadino County, California
1) Silverado mining claims - acquisition of BLM mineral claims	4,760
2) Leviathon mining claims - acquisition of BLM mineral claims	47,609
D) Pioche Mining District - Lincoln County, Nevada
1) Prince Mine lease	792,245
2) Caselton Tailings exploration costs	514,532
3) Caselton Mine/Mill exploration costs	53,332
E) Silver Bow County, Montana
1) New Butte property lease	84,280
2) Continental Public Land Trust lease	43,424
3) Chattel property	1,256
4) Magna Charta property	432
4) MG&A	159,330
3) Silver Bar property (option) – abandoned	6,819
4) Butte properties - General exploration costs	54,262
F) Other Exploration Sites (evaluated)
1) Anaconda	7,500
2) Oro Blanco	8,840
3) SE Arizona Silver	4,829
4) Mohave Gold	1,050
5) Zonia Mine	6,650
6) General Administrative costs	13,763
Total Exploration Costs	$1,980,248

These direct exploration costs account for approximately 25% of the total operating expenditures of $7,897,927, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, director’s fees, insurance, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our interim condensed Consolidated Financial Statements for the three months ended March 31, 2014 have been applied consistently with the year ended December 31, 2013.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of March 31, 2014 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending March 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – Legal Proceedings.

We are not aware of any pending or threatened litigation against us or our officers and directors.

ITEM 1A – Risk Factors.

Risk Factors

Item 1A. Risk Factors.

As a Smaller Reporting Company, we are not required to provide risk factors; however, please consult our Form 10-K for our fiscal year ending December 31, 2013, which contains risk factors and is available for review at sec.gov.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

On December 2, 2013, we issued 14,519 shares of common stock to Kevin Wilson, as a result of his exercise of 9,679 units purchase options (UPO’s) for $1,452 and a “cashless exercise” of warrants thereof.

On January 21, 2014, we issued 25,296 shares of common stock to Matthew Eitner, as a result of his exercise of 16,864 units purchase options (UPO’s) for $2,530 and a “cashless exercise” of warrants thereof.

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

ITEM 3 – Defaults upon Senior Securities.

None

ITEM 4 – Mine Safety Disclosures.

Not Applicable

ITEM 5 – Other Information.

None

ITEM 6 – Exhibits.

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

INTERNATIONAL SILVER, INC.

Dated: May 12, 2014	By:	/s/ Harold R. Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	May 12, 2014
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/ John A. McKinney	Chief Financial Officer	May 12, 2014
John A. McKinney	Executive Vice President
(Principal Financial Officer)