Form 10-Q
period 2014-06-30
INTERNATIONAL SILVER INC
filed 2014-08-19
CIK 1419482

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 18, 2014
Common Stock, $0.0001 Par Value	37,941,114

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

International Silver, Inc.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

For The Three Months June 30, 2014
(Unaudited)

and

For the Year Ended December 31, 2013
(Audited)

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Balance Sheets

	As At	As at
	June 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$70,287	$98,411
Accounts receivable	154,442	38,719
Prepaid expenses - Note C	45,213	130,013
Total Current Assets	$269,942	$267,143

PROPERTY, PLANT AND EQUIPMENT- Note D
Mineral properties	$153,388	$153,388
Leasehold improvements	26,812	26,812
Equipment	7,485	7,485
Furniture & fixtures	14,637	14,637
Computer software	8,390	8,390
Computer equipment	26,304	26,304
	$237,016	$237,016
Accumulated depreciation	(20,640)	(14,701)
	$216,376	$222,315

Other Assets - Note E
Deposit toward investment - Note F	$-	$191,142
Other deposits - Note G	2,500	2,500
	$2,500	$193,642
TOTAL ASSETS	$488,818	$683,100

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$224,327	$122,532
Payroll taxes payable	126,099	24,092
Accrued expenses	1,027,972	543,319
Due to related parties - Note L	69,502	26,186
Convertible notes payable - Note H	3,986,952	3,459,047
Retained on Contracts	61,206	-
Deferred income - Note M	25,342	100,000
Total Current Liabilities	$5,521,400	$4,275,176

LONG-TERM LIABILITIES
Convertible notes payable - Note H	$-	$-
	$-	$-
Total Liabilities	$5,521,400	$4,275,176

SHAREHOLDERS' EQUITY - Note K
Common stock authorized shares - 500,000,000 par value $0.0001 per share issued & o/s at 06/30/14 - 37,941,114 issued & o/s at 12/31/13 - 37,066,799	$3,794	$3,706
Additional paid-in capital	5,317,048	5,279,977
Accumulated deficit prior to exploration stage	(176,034)	(176,034)
Accumulated deficit during exploration stage	(10,177,390)	(8,699,725)
Total Shareholders' Equity	$(5,032,582)	$(3,592,076)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$488,818	$683,100

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Income

	Three Months Ended		Six Months Ended		Inception (June 16, 2006) of Exploration
	June 30,	June 30,	June 30,	June 30,	Stage through
	2014	2013	2014	2013	(June 30, 2014)

Revenues
Mineral lease income	$12,466	$12,465	$24,658	$24,795	$174,658
Consulting-third parties	194,738	94,824	391,548	179,979	276,604
Consulting-related parties	-	-	-	-	1,042,403
Total Revenues	$207,204	$107,290	$416,206	$204,774	$1,493,665

Operating Expenses
Exploration costs	$233,929	$113,556	$356,695	$220,112	$2,208,844
General and administration
Rent expense – related party	27,860	20,559	55,745	51,398	426,440
Rent expense – third party	7,500	16,280	15,000	23,780	82,772
Bad debt expense	-	-	-	-	41,860
All other general & administrative	334,275	433,582	714,522	889,364	5,728,695
Depreciation and depletion	2,969	1,594	5,939	2,787	15,850
Total operating expenses	$606,533	$585,571	$1,147,901	$1,187,441	$8,504,461

Operating Income/(Loss)	$(399,329)	$(478,281)	$(731,695)	$(982,667)	$(7,010,796)

Other Income/(Expense)
Gain on settlement of debt	$-	$-	$-	$-	1,678,634
Impairment loss	-	-	-	-	(1,733,456)
Interest expense	(319,796)	(401,836)	(745,970)	(621,624)	(3,111,772)
Total other Income/(expense)	$(319,796)	$(401,836)	$(745,970)	$(621,624)	$(3,166,594)

Net Income/(Loss)	$(719,125)	$(880,117)	$(1,477,665)	$(1,604,291)	$(10,177,390)
Basic Earnings per Share
Income/(Loss) per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted Average Shares Outstanding	37,580,039	37,052,280	37,337,657	37,052,280

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Unaudited Interim Condensed Consolidated Statement of Cash Flows

			Inception (June 16,
	Six Months Ended		2006) of Exploration
	June 30,	June 30,	Stage through
	2014	2013	(June 30, 2014)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(1,477,665)	$(1,604,291)	$(10,177,390)
Adjustments used to reconcile net (loss) to net cash (used) by operating activities:
Non-controlling interest in subsidiary	-	-	(3,530)
Dissolution of subsidiary	-	-	3,530
Depreciation and depletion	5,939	2,787	15,850
Impairment loss	-	-	1,733,456
Gain on settlement on debt	-	-	(1,678,634)
Financing cost	527,905	406,285	2,179,328
Loss on investment	191,142	-	282,142
Reclamation bond	-	-	14,406
Stock compensation expense	-	-	424,000
Issuance of common stock
In exchange for land	-	-	30,000
In exchange for services	-	-	157,000
In exchange for exploration costs	-	-	55,385
In exchange for debt	-	-	50,000
Changes in operating assets and liabilities
Decrease/(Increase) in receivables	(115,723)	(74,080)	95,219
Decrease/(Increase) in employee receivable	-	-	2,317
Decrease/(Increase) in prepaid expenses	84,800	3,509	(48,687)
(Decrease)/Increase in payables	247,118	(187,986)	406,760
(Decrease)/Increase in accrued expenses	484,653	185,087	1,051,593
(Decrease)/Increase in Retainage on account	61,206	-	61,206
(Decrease)/Increase in deferred income	(74,658)	25,205	25,342
Net Cash Flows (used by) Operating Activities	$(65,283)	$(1,243,484)	$(5,320,707)
CASH FLOW FROM INVESTMENT ACTIVITIES
Lease/purchase option on land	$-	$-	$(90,000)
Purchase of land	-	-	(137,500)
Leasehold Improvements	-	-	(26,812)
Purchase of equipment, furniture & fixtures	-	(35,871)	(57,938)
Building improvements	-	-	(14,822)
Deposits towards investment	-	(30,000)	(191,142)
Non-refundable deposit - Option payment	-	(35,000)	(91,000)
Refundable deposits	-	-	(16,906)
Purchase of mineral land - Deposit method	-	-	(105,888)
Net Cash Flows from Investment Activities	$-	$(100,871)	$(732,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
Net proceeds from stock issuance	$2,603	$-	$1,333,345
Less: Stock issuance costs	-	-	(139,724)
Sale of mining property
For treasury stock	-	-	(30,000)
Exchange for securities	-	-	(25,000)
Return of deed of trust - mining property	-	-	90,000
Disposal of vehicle	-	-	215
Third-party loan	34,556	1,500,000	4,809,556
Debt service payments	-	-	(100,000)
Borrowings from related parties	-	-	152,980
Net Cash Flows from Financing Activities	$37,159	$1,500,000	$6,091,372

Net Increase/(Decrease) in Cash	$(28,124)	$155,645	$38,657
Beginning Cash Balance	$98,411	$211,188	$31,630
Ending Cash Balance	$70,287	$366,833	$70,287

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Supplemental Disclosures of Non-Cash Financing Activities

			Exploration Stage
	Six Months Ended		(June 16, 2006
	June 30,	June 30,	through
	2014	2013	June 30, 2013)
The Company issued shares of its common stock in exchange for the following:
For services rendered:
Director services	$-	$-	$21,000
Legal and professional services	-	-	116,350
Stock transfer agent services	-	-	5,500
Accounting services	-	-	6,150
Geology and engineering	-	-	8,000
Sub-total	$-	$-	$157,000
For land/mining property	-	-	42,000
For equipment	-	-	3,000
For exploration costs	-	-	55,385
For debt retirement	-	-	156,651
For contributed capital	-	-	315,072
Total non-cash issuances of stock	$-	$-	$729,108

Shares of common stock issuable
For debt interest	$-	$-	$16,250
	$-	$-	$16,250

Shares of common stock cancelled
Repurchase of its common stock	$-	$-	$30,000

Issuance of incentive stock option grants
Grants issued	$-	$-	$424,000

The Company relinquished its mining property in exchange for the following:
For repurchase of its common stock	$-	$-	$(30,000)
For marketable securities in another company	$-	$-	$(25,000)
For deed of trust in the mining property	$-	$-	$90,000

See accompanying notes to the condensed consolidated financial statements

International Silver, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Shareholders' Equity

							Accumulated Deficit
		Common Stock		Additional	Treasury Stock/		Prior	During
	Share	No. of	$0.0001	Paid-In	Shares Issuable		Exploration	Exploration
	Price	Shares	Par Value	Capital	Shares	Amount	Stage	Stage	Total

At December 31, 2012		37,052,280	3,705	3,260,984	0	0	(176,034)	(5,005,566)	(1,916,911)

Convertible Debt
Issuance of Warrants
February 21, 2013				917,542					917,542
Convertible Debt
Issuance of Warrants
May 22, 2013				500,000					500,000
Convertible Debt
Issuance of Warrants
July 31, 2013				500,000					500,000
Exercise of Warrants
December 2, 2013		14,519	1	1,451					1,452
Convertible Debt
December 20, 2013				100,000					100,000
Net Income/(Loss)								(3,694,159)	(3,694,159)

At December 31, 2013		37,066,799	3,706	5,279,977	0	0	(176,034)	(8,699,725)	(3,592,076)

Exercise of Warrants
January 21, 2014		25,296	3	2,600					2,603
Convertible Debt
January 7, 2014				34,556					34,556
Net Income/(Loss)								(758,540)	(758,540)

At March 31, 2014		37,092,095	3,709	5,317,133	0	0	(176,034)	(9,458,265)	(4,313,457)

Issuance of Common Stock
May 7, 2014		50,000	5	(5)					0
Cashless Exercise of Warrants
May 13, 2014		250,000	25	(25)					0
May 14, 2014		549,019	55	(55)					0
Net Income/(Loss)								(719,125)	(719,125)

At June 30, 2014		37,941,114	3,794	5,317,048	0	0	(176,034)	(10,177,390)	(5,032,582)

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

The Company’s business strategy consists of acquiring and exploring high-grade silver properties throughout North and South America. Contingent upon adequate funding, the Company currently intends to continue a reconnaissance and exploration program in the Pioche Mining District located in Nevada and in Silver Bow County, Montana to identify potentially high-grade silver targets and to evaluate other properties in each of the districts for possible acquisition. The Company will continue to seek and evaluate new opportunities for exploration and/or development properties.

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

Note B – Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements for the three months ended and the six months June 30, 2014 and June 30, 2013, respectively, include the accounts of International Silver, Inc. and its subsidiaries, Western States Engineering, Inc. International Silver Nevada, Inc. and Butte Silver Mines, Inc. The Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

Accounts Receivable
Accounts receivable are stated, net of an allowance for uncollectible accounts. At June 30, 2014, trade receivables were $154,442 and at December 31, 2013, trade receivables were $38,719. No allowance for uncollectible accounts was established, as management deem the accounts as fully collectible.

Investments
Investments in marketable securities are classified under one of three methods:

1)	available for sale

2)	held to maturity

3)	trading securities

The accounting treatment accorded any investment will depend on whether the presence of “significant influence” over an investee exists. If the investor owns at least 20% of its common stock, then significant influence is assumed. If there is less than 20% ownership or if there is no significant influence over an investee, the investment is valued at the Fair Value Method, otherwise the Equity Method is utilized. At June 30, 2014 and December 31, 2013, the Company held securities in Continental Mining & Smelting, which are considered “available for sale” and were reported under the Equity Method. At June 30, 2014 and December 31, 2013, the value of the Company’s investments in Continental Mining & Smelting Limited was considered fully impaired. See Note E – Other Assets – Investments in Stocks.

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

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the Units of Production method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. At June 30, 2014 and December 31, 2013, all mineral interests were in the exploration stage.

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

Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. As of June 30, 2014, there was $20,640 in accumulated depreciation and no amortization has taken place on any of the mineral interests, as the Company is in the exploration stage.

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

At June 30, 2014, an impairment test was conducted on the Company’s mineral land holdings and no impairment loss is required. Refer to Note D – Property. Plant and Equipment – Mining Properties.

Revenue Recognition and Production Costs
The Company recognizes revenue when sales contracts or engineering consulting contracts have been properly executed, delivery of product has occurred or services have been rendered, the contract price is readily determinable and collectability is reasonably assured.

Income was recognized and reflected from engineering contracts rendered by Western States Engineering, Inc., a subsidiary of International Silver, Inc. for the three months ended and six months ended June 30, 2014 and June 30, 2013, respectively. As of June 30, 2014, there has been no production from any of the Company's mineral properties, as these properties are still in the exploratory stage.

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

On May 5 and May 14, 2014, there were 500,000 and 1,333,334 warrants exercised on two “cashless exercises”, resulting in an issuance of 250,000 and 549,019 shares of the Company’s common stock, respectively, As of June 30, 2014, a total of 6,379,121 warrants expired that were issued on May 20, 2011 and June 14, 2011, respectively, leaving a balance of 23,271,452 warrants outstanding.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
Non-cash investing and financing transactions during the six months ended June 30, 2014 were $527,905 and $406,285 for the six months ended June 30, 2013. During the six months ended June 30, 2014, non-cash investing and financing activities reflected amortization of discount on notes issued by ISLV Partners, LLC. (refer to Note H – Convertible Notes Payable)

Comprehensive Income
ASC 220-10-55-2 - Comprehensive Income requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. On June 30, 2014 and December 31, 2013, the Company did not have any material items of comprehensive income.

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

Note C – Prepaid Expense

At June 30, 2014, prepaid expenses reflect the unexpired portion of mineral property leases, which are treated as operating leases, pursuant to FASB ASC 840-20. Also reflected in prepaid expenses is the unexpired portion of commercial insurance on our Nevada and Montana properties and a retainer on a consulting arrangement with Gustavson Associates for a preliminary economic assessment on our property located in Nevada, resulting in a prepaid expense balance of $45,213 at June 30, 2014, compared to a balance of $130,013 at December 31, 2013, summarized below:

	June 30, 2014	December 31, 2013

Prepaid mine leases	$8,178	$91,097
Prepaid commercial insurance	7,517	9,063
Prepaid director & officer insurance	3,063	3,063
Prepaid expense – metallurgical services	841	841
Prepaid expense – economic assessment study	25,000	25,000
Prepaid expense – other	614	949
Total prepaid expenses	$45,213	$130,013

Note D – Property, Plant and Equipment

Mining Properties
The Company’s mining interests, include property acquired by staking, purchasing and leasing mining claims located in the states of California, Nevada and Montana. At June 30, 2014, mining properties valued at $153,388 were as follows:

Calico Silver Project
The Calico Silver Project consists of 60 unpatented mining claims on 1,300 acres of surface rights, which were acquired through staking and filing Notices of Location with the Bureau of Land Management. At June 30, 2014, this property was under a mineral lease agreement with Calico Exploration, LLC (Leasee). The leasee is obligated to pay annual maintenance fees to the Bureau of Land Management (BLM) on its 60 unpatented lode-mining claims, located in San Bernadino County, California. Refer to Note P – Subsequent Events.

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

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value. On August 7, 2013, the Company made the first anniversary payment of $50,000, plus interest accrued up to that date. At June 30, 2014, installments applied towards the purchase of the Chattel property were $105,888.

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

At June 30, 2014, there were no proven or probable reserves.

The five-year lease requires annual lease payments of $50,000 payable on each anniversary date from the date of the lease agreement. Pursuant to FASB ASC 840 – 20 Operating Leases, the lease meets the criteria to be treated as an operating lease. Management is currently negotiating the extension of a contract with Prince Mine, LLC. Future minimum lease payments are as follows:

November 6, 2013 (Extended to June, 2014)	$50,000
November 6, 2014	$50,000
Total	$100,000

Lease expense on the Prince Mine since inception of the lease on November 6, 2010 through June 30, 2014 is $182,466. For three months ended June 30, 2014, lease expense was $12,465.

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

Lease expense on the New Butte property since inception of the lease on December 1, 2011 through June 30, 2014 was $36,822. For the three months ended June 30, 2014, lease expense was $3,740.

Continental Public Land Trust Lease – Silver Bow County, Montana
On April 23, 2012, the Company entered into a mineral lease and option and purchase agreement with Continental Public Land Trust, a Montana non-profit organization, to explore the mineral potential of certain patented lode and placer mining claims located in located in Silver Bow County, Montana. The property consists of 1,103 acres of mineral rights only.

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

Lease expense on the Continental Public Land Trust since inception of the lease on April 23, 2012 through June 30, 2014 was $49,658. For the three months ended June 30, 2014, lease expense was $6,233.

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

Lease expense on the property since inception of the lease on December 17, 2013 through June 30, 2014 was $100,000.

Leasehold Improvements, Equipment, Furniture and Fixtures
Acquisitions during the year ended December 31, 2013 consisted of office furniture, scanner/plotter and computers and auto cad software for the newly-established exploration office at Butte, Montana. There were no capital acquisitions during the second quarter ended June 30, 2014. At June 30, 2014, the net book value of fixed assets was $216,376.

At June 30, 2014, property, plant and equipment is comprised of the following:

Land – Mining Properties	$153,388
Leasehold Improvements	26,812
Equipment	7,485
Furniture and Fixtures	14,637
Computer Software and Equipment	34,694
$237,016
Accumulated Depreciation	(20,640)
$216,376

Depreciation expense for the three months ended June 30, 2014 was $2,969 and accumulated depreciation was $20,640.

Note E – Other Assets

Investments in Stock
On November 30, 2010, the Company exchanged a 70% interest in the Estrades Mining Lease #795 (Quebec) and associated equipment in consideration for 6,000,000 shares of common stock from Continental Mining and Smelting Limited (“Continental”), a Canadian company. At June 30, 2014, the Company owned a 16.7 % interest in Continental, whose outstanding shares were 36,028,001. At the date of acquisition, the Company determined that the “Equity Method” of accounting was warranted because the Company was deemed to exercise significant influence and control over Continental’s policies and operations, although the percentage was below the 20% threshold pursuant to FASB ASC 323-10-15-6 – Significant Influence. The Company has one director and an officer who represent Continental as directors.

The Company’s policy regarding the Equity Method pursuant to FASB ASC 323-10 – Investments – Equity Method and Joint Ventures will be to record the initial investment, at cost, and then recognize the increase or reduction in its investment based on its proportional share of Continental’s income, losses and dividends, as the case may be, at the end of each reporting period. At the date of acquisition and at December 31, 2013 and June 30, 2014, there was no measurable value in the common stock of Continental Mining and Smelting Limited. Continental Mining and Smelting Limited has been attempting to obtain financing to enter the development stage of their mining operations, but has thus far been unsuccessful in doing so,

At June 30, 2014, the Company’s share of income for the three months then ended were $315 and cumulative losses inception to–date are $266,697. These cumulative losses are held “in suspension” until such time that a measurable valuation of Continental’s common stock is ascertained, pursuant to ASC 323-10-35-20.

At June 30, 2014, the Company held the following securities:

	No. of Shares	Share Price	Fair Value
Common Stock
Available for Sale securities:
Continental Mining and Smelting Limited	6,000,000	$0.000	$0

Note F – Deposits Towards Investment

On March 27, 2012, the Company, executed a contract with Aurum, LLC (“Aurum”), a Colorado Limited Liability Company, for the purpose of forming a joint venture with the Company to conduct the evaluation, remediation, reclamation and processing of the Caselton Tailings owned by “Aurum”. Pursuant to the agreement, “Aurum” and the Company each would have a 50% interest. As consideration, the Company is required to arrange all capital funding required and provide custom processing availability for the tailings material owned by “Aurum”.

As of June 30, 2014, Management has ceased any further evaluation and has elected to opt out of the arrangement.

Note G – Other Deposits

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

Note H – Related Party Convertible Notes Payable

Convertible Note Purchase Agreement – Initial Financing
On February 6, 2012, the Company entered into a Convertible Note Purchase Agreement with ISLV Partners, LLC (the Lenders) to provide funding in the amount of $600,000 for working capital and other corporate purposes. The general terms and conditions of the loan provide that the “lenders” retain out of the funding, the sum of the $90,300 and $80,000, to satisfy full repayment of the promissory notes which were assigned to the lender, including all unpaid accrued interest to the closing date. The initial note in the principal amount of $600,000 is secured by the mortgages, deeds of trust, fixture filings, security agreements and assignment of leases and rents, and such security agreements executed and delivered on the closing date, pursuant to which certain real properties owned by the Company and /or any subsidiary, as more particularly specified in such mortgages, deeds of trust, assignment of leases and rents are pledged as collateral security for the obligations (Initial Mortgages). The principal and unpaid interest, at a per annum interest rate of eight (8%) percent was initially due on or before February 14, 2014, but has since been extended with Management’s continued negotiations with ISLV Partners, LLC for additional procurement of funding.

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

The following table summarizes the net carrying value, after the discount on the notes resulting from the issuance of warrants:

	June 30, 2014	December 31, 2013
Convertible Notes Payable issued to ISLV Partners, LLC:
Issued February 6, 2012	$600,000	$600,000
Issued May 17, 2012	130,000	130,000
Issued May 25, 2012	1,870,000	1,870,000
Issued February 21, 2013	1,000,000	1,000,000
Issued May 22, 2013	500,000	500,000
Issued July 31, 2013	500,000	500,000
Issued December 20, 2013	100,000	100,000
Issued January 7, 2014	34,556	0
Total	$4,734,556	$4,700,000
Discount on Notes Payable	(747604)	(1,240,953)
Net Carrying Value	$3,986,952	$3,459,047

Optional Conversion
The “Lender” may, at its option, upon written notice to the Company, convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At June 30, 2014, no conversion had occurred.

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

Outstanding convertible instrument
An optional conversion feature was included in the convertible term notes issued. The terms of the optional conversion grants the “Lender” the option to convert all or any portion of the unpaid principal balance of the note and/or unpaid accrued interest into shares of common stock of the Company, at a price of $0.20 per share of common stock. At June 30, 2014, the convertible note instruments had no beneficial conversion feature, and thus a discount on the notes themselves was not recognized, but the “detachable” warrants issued in conjunction with this financing were assigned a fair value due to their beneficial conversion feature on a “fully-converted” basis. In addition, an “intrinsic value” was also assigned on the warrants, pursuant to generally accepted accounting principles, as governed by ASC 470-20-55-12.

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

Warrants
Detachable warrants issued by the Company providing the Lender with the option to purchase 23,000,000 shares of the Company’s common stock as of June 30, 2014 are as follows:

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

Pursuant to ASC 360-20-55-2, the minimal initial investment requirement for the full recognition of the purchase price on land held for commercial or industrial purposes, requires a minimal investment of 20% of the value. Upon execution of the contract for deed on August 7, 2012, only the initial deposit of $50,000, plus title fees paid were capitalized, and thus no liability was recognized on August 7, 2012. On August 7, 2013, the first anniversary payment of $50,000, plus interest of $58,000 was paid. As of June 30, 2014, interest accrued was $50,170 on the outstanding balance.

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

At June 30, 2014, the Company recorded a deferred tax benefit of $1,749,133 but due to a going-concern issue, management made an allowance for a provision of an equal amount, should the Company not be able to avail itself of that tax benefit. Deferred tax asset is based on prevailing IRS graduated tax tables, which average 34% at June 30, 2014 and December 31, 2013.

Net deferred tax assets consist of the following components:

	June 30,	December 31,
	2014	2013

Deferred Tax Asset	$1,749,133	$1,706,747
Valuation Account	(1,749,133)	(1,706,747)
Net Deferred Tax Asset	$0	$0

At December 31, 2013, the Company had a net operating loss carry-forward of $4,723,786 for federal income tax purposes that may be offset against future taxable income from years 2014 through 2026-34. Our deferred tax benefit is adjusted for interim results, but we simultaneously adjust the allowance for a net zero effect. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forward may be limited as to use in future years.

Note K – Shareholders’ Equity (Deficit)

Common Stock Issued and Outstanding

On August 28, 2012, the Company issued 271,452 shares of common stock at $0.20 per share in exchange for an outstanding debt owed to a shareholder/officer.

On December 2, 2013, the Company issued 14,519 shares of common stock upon the exercise of 9,679 Unit Purchase Options (UPO) at an exercise price of $0.15 per unit. The exercise of these UPO’s resulted in the issuance of 9,679 warrants, which were exercised as a cashless exercise.

On January 21, 2014, the Company issued 25,296 shares of common stock upon the exercise of 16,864 UPOs at an exercise price of $0.15 per unit. The exercise of these UPOs resulted in the issuance of 16,864 warrants, which were exercised as a cashless exercise.

On May 5 and May 14, 2014, there were 500,000 and 1,333,334 warrants exercised on two “cashless exercises”, resulting in an issuance of 250,000 and 549,019 shares of the Company’s common stock, respectively, As of June 30, 2014, a total of 6,379,121 warrants expired that were issued on May 20, 2011 and June 14, 2011, respectively, leaving a balance of 23,271,452 warrants outstanding.

At June 30, 2014, the Company had 37,941,114 shares issued and outstanding. The Company has 500,000,000 shares of common stock authorized.

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

No stock options were exercised or forfeited for the three months ended June 30, 2014 or for the year ended December 31, 2013.

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

A summary status of stock option activity as of June 30, 2014 is as follows:

	Number of	Weighted Average	Options	Weighted Average Exercise	(in years) Average Contractual
	Stock Options	Exercise Price	Exercisable	Price	Life
Outstanding, January 1, 2010	0		0
Granted - November 1, 2010	3,300,000	$0.20	3,300,000	$0.20	5.0
Exercised	0		0
Outstanding, December 31, 2011	3,300,000	$0.20	3,300,000	$0.20	4.8
Granted - November 5, 2012	400,000	$0.34	400,000	$0.34
Exercised	0		0
Outstanding, December 31, 2012	3,700,000	$0.22	3,700,000	$0.22	3.0
Granted	0	0	0
Exercised	0	0	0
Outstanding, December 31, 2013	3,700,000	$0.22	3,700,000	$0.22	2.3
Granted	0	0	0
Exercised	0	0	0
Outstanding, March 31, 2014	3,700,000	$0.22	3,700,000	$0.22	2.3
Granted	0	0	0
Exercised	0	0	0
Outstanding, June 30, 2014	3,700,000	$0.22	3,700,000	$0.22	2.3

Warrants
To date warrants have been issued resulting from 1) a private placement occurring in 2011 in which 8,238,998 warrants were issued, 2) six convertible notes in which an aggregate of 23,000,000 warrants were issued, 3) 271,452 warrants issued in settlement of outstanding debt due the Company’s Chief Executive Officer and Board Chairman, Harold R. Shipes.

On May 20, 2011 and June 14, 2011, as a component of the 8,238,998 “units” the Company sold in private placements, the Company issued a total of 8,238,998 Class A common stock warrants, each granting the holder the right to purchase one share of common stock at an exercise price of $0.20 per share. As of June 30, 2014, the warrants issued in conjunction with the private placement expired.

On February 6, 2012, the Company negotiated a convertible note agreement, whereby the lender was issued 3,000,000 warrants, with an expiration date of February 6, 2015, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the initial note is convertible.

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

On February 21, 2013, the Company negotiated a convertible term note of $1,000,000 whereby the lender was issued an additional 5,000,000 warrants, with an expiration date of February 21, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

On May 22, 2013, the Company negotiated a convertible term note of $500,000 whereby the lender was issued an additional 2,500,000 warrants, with an expiration date of May 22, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

On July 31, 2013, the Company negotiated a convertible term note of $500,000 whereby the lender was issued an additional 2,500,000 warrants, with an expiration date of July 31, 2016, exercisable at $0.40 per share for a number of shares equal to the number of shares into which the notes are convertible.

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

During the quarter ended June 30, 2014, 1,833,334 warrants associated with the private placement that occurred in 2011 were exercised on a “cashless basis”, resulting in the issuance of 799,019 shares of common stock.

As of June 30, 2014, there are 23,271,452 warrants outstanding.

A summary of warrant activity From January 1, 2010 through June 30, 2014 as follows:

	Number of	Weighted Average	Warrants	Weighted Average Exercise
	Warrants	Exercise Price	Exercisable	Price
Outstanding, January 1, 2010	0		0
Granted	8,238,998	$0.20	8,238,998	$0.20
Exercised	0		0
Outstanding, December 31, 2011	8,238,998	$0.20	8,238,998	$0.20
Granted	13,271,452	$0.40	13,271,452	$0.40
Exercised	0		0
Outstanding, December 31, 2012	21,510,450	$0.32	21,510,450	$0.32
Granted	10,004,840	$0.40	10,004,840	$0.40
Exercised	14,519		14,519
Outstanding, December 31, 2013	31,500,771	$0.35	31,500,771	$0.35
Granted	8,432		8,432
Exercised	25,296		25,296
Outstanding, March 31, 2014	31,483,907	$0.35	31,483,907	$0.35

Granted	0		0
Exercised	1,833,334		1,833,334
Expired	6,379,121		6,379,121
Outstanding, June 30, 2014	23,271,452	$0.40	23,271,452	$0.40

At June 30, 2014, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants O/S			Warrants Exercisable
Range of Warrant Exercise Price	Weighted-Average Remaining Contractual Life	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

$0.40	0.61	3,000,000	$0.40	3,000,000	$0.40
$0.40	0.90	10,000,000	$0.40	10,000,000	$0.40
$0.40	1.16	271,452	$0.40	271,452	$0.40
$0.40	1.65	5,000,000	$0.40	5,000,000	$0.40
$0.40	1.90	2,500,000	$0.40	2,500,000	$0.40
$0.40	2.09	2,500,000	$0.40	2,500,000	$0.40
	0.93	23,271,452		23,271,452

Note L – Related Party Transactions

Amounts due from and to related parties, are receivable from or payable to entities controlled by the shareholders, officers, or directors of the Company (“Related Entities”). The underlying transactions are with these related parties. These amounts are unsecured and not subject to specific terms of repayment.

	June 30,	December 31,
	2014	2013
Due To Related Parties
Harold R. Shipes - Shareholder/Officer	$46,547	$18,308
Eileen Shipes	3,048	2,683
John McKinney	5,350	0
Matthew J. Lang	2,897	1,102
Danielle Lang	3,121	1,361
Clarity Management, LP	8,539	2,732
Total	$69,502	$26,186

At June 30, 2014, we owed $69,502 to related parties.

Related party transactions have occurred with the following related party officer and directors:

Harold R. Shipes, the Company’s Chief Executive Officer and Chairman of the Board of Directors, travels extensively in connection with the Company’s holdings or prospective holdings which is reimbursable by the Company. At June 30, 2014, there were reimbursable expenses due Mr. Shipes in the amount of $46,547 and at December 31, 2013, Mr. Shipes was owed $18,308. Other related party transactions involve reimburseable expenses to an officer and employees related to the Chief Executive Officer.

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

At June 30, 2014, there was $25,342 of deferred income from the Calico mineral lease agreement. Refer to Note P – Subsequent Events in regards to the cancellation of this lease agreement.

Note N – Retained on Accounts

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

Additional monies advanced and applied towards outside consultants related to service contracts amount to $72,000. As of June 30, 2014, $60,794 had been applied, leaving $ 11,206 retained on these accounts.

At June 30, 2014, there was a net balance of $61,206 in retained accounts.

Note O – Exploration Costs

Acquired mineral interests are presented as “exploration costs” as required by “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves”. Exploration costs incurred since inception through June 30, 2014 are $2,208,844. Exploration costs incurred for the three months ended June 30, 2014 were $233,929.

Note P – Subsequent Events

Management has reviewed all subsequent events through the issuance date of the audited financial statements and has represents that the following material events that have transpired subsequent to June 30, 2014 up through the issuance date.

On July 22, 2014, the Company received notice from Calico Exploration, LLC, leasee of the Calico property located in California, that it was terminating the mineral lease agreement.

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

Results of Operations

Operating Performance for the three months ended June 30, 2014 (the “June 2014 Quarter”) as compared to the three months ended June 30, 2013 (the “June, 2013 Quarter”) was as follows:

For the June 2014 Quarter, we recorded a net loss of $719,125, as compared to a net loss of $880,117 for the June 2013 Quarter or a decrease in net loss of $160,992 or 18%. The decrease in the net loss resulted primarily from increased engineering consulting income and decreased interest/financing costs, partially offset by higher exploration costs.

Operating expenses reflected during the June 2014 Quarter were $606,533, an increase of $20,962 or 4% as compared to operating expenses of $585,571 for the June 2013 Quarter. The increase in operating expenses is attributed mostly to an increase in exploration costs, resulting from the write-off of an investment in a joint venture arrangement with Aurum, LLC.

Other Income/(Expense) during the June 2014 Quarter was $319,796, a net decrease of $82,040, as compared to the June 2013 Quarter of $401,836. Higher interest costs in the June 2013 Quarter resulted from the amortization of discount on notes due to the recognition of a “beneficial conversion feature” of the conversion option on the convertible notes issued to ISLV Partners, LLC.

Operating Performance for the six months ended June 30, 2014 (the “First Half 2014”) as compared to the six months ended June 30, 2013 (the “First Half, 2013 Quarter”) was as follows:

For the, we recorded a net loss of $1,477,665, as compared to a net loss of $1,604,291for the First Half 2013 or a decrease in net loss of $126,626 or 8%. The decrease in the net loss resulted primarily from increased engineering consulting income and lower director’s fees, partially offset by interest/financing costs. Revenue from engineering contracts increased by $211,432 or 103% over the First Half 2013.

Operating expenses reflected during the First Half 2014 were $1,147,901, a decrease of $39,540 or 3% as compared to operating expenses of $1,187,441 for the First Half 2013. Decreased operating expenditures have resulted from administrative cost reductions in the area of director fees, salaries and professional fees offset by higher exploration costs due to the write-off of an investment in a joint venture arrangement.

Other Income/(Expense) during the First Half 2014 was $745,970, a net decrease of $124,346, as compared to the First Half 2013 of $621,624. Higher interest costs in the First Half 2014 resulted the increase in convertible debt.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, for the three months ended June 30, 2014, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, other than from engineering consulting services, and our net losses from inception as a development stage company, which total $10,177,390 and the uncertainty in raising additional capital. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

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

Cash and Cash Flows

Cash on hand at June 30, 2014 was $70,287 compared to $366,833 at June 30, 2013, a decrease of $296,546. The reduction reflects decreased funding from the Company’s private investors during the first six months of 2014, than for six months ended June 30, 2013. Income generated from engineering contracts is presently the only source of income to the Company. Funding received in 2014 has been minimal. Exploration activities have been sustained primarily by providing engineering and procurement services on two third-party contracts.

Net cash flows from operating activities were ($65,283) for the six months ended June 30, 2014, compared to ($1,243,484) for the six months ended June 30, 2013, a decrease of $1,178,201. The decrease in net cash flows from operating activities over the prior comparative period is attributable to the write-off of an investment in a joint venture, changes in working capital, primarily in accounts payable and accrued expenses. Accounts payable and accrued expenses as of June 30, 2014 have increased substantially, as the Company is seeking funding.

Investment activities during the six months ended June 30, 2014 were nil. Capital expenditures during the six months ended June 30, 2013 were $100,871 spent on furniture & fixtures for our Butte Montana exploration office and a $30,000 deposit towards an investment and an option payment of $30,000 for the Pan American mine assets.

Financing activities during the six months ended June 30, 2014 included the issuance of stock for $2,603 and additional financing of $34,556 from ISLV Partners, LLC. During the six months ended June 30, 2013, the Company issued a convertible note in the amount of $1,500,000 to ISLV Partners, LLC.

Going forward, our business plan does not reflect, nor do we anticipate, any revenues from our properties during the remaining part of our exploration phase until we confirm previously demonstrated mineralization, obtain operating permits, and construct mining and processing facilities. We have generated $416,206 in revenues during the six months ended June 30, 2014, primarily from engineering contracts through our affiliate, Western States Engineering, Inc.

Exploration Costs – Inception to Date

On June 16, 2006, our Board of Directors passed a resolution to change the nature of its operations from an engineering services company to an exploration company. Since converting our business plan to conducting exploration activities, we have purchased the following properties and engaged in the exploration activities and incurred the following exploration costs since inception:

Capital Acquisitions:
A) Purchase of Tecoma Mine - Year 2007	$90,000
B) Sale of Tecoma Mine - Year 2008	(90,000)
C) Purchase of Magna Charta property - Silver Bow County, Montana	47,500
D) Purchase of Chattel property - Silver Bow County, Montana	105,888
Total Capital Acquisitions	$153,388

Exploration Costs:
A) Acquisition of 98% interest in Metals Preciosos, S.A. de C.V., a Mexican company
1) El Cumbro property	$14,260
2) El Cusito property	15,000
3) Canada de Oro property	15,000
4) La Moneda property	10,000
B) Langtry property - options expired - exploration abandoned
1) Option payments	100,000
2) Exploration costs	21,075
C) Calico Mining District - San Bernadino County, California
1) Silverado mining claims - acquisition of BLM mineral claims	4,760
2) Leviathon mining claims - acquisition of BLM mineral claims	47,609
D) Pioche Mining District - Lincoln County, Nevada
1) Prince Mine lease	824,574
2) Caselton Tailings exploration costs	514,632
3) Caselton Mine/Mill exploration costs	18,676
4) Pan American mine acquisition- option not exercised	35,000
5) Caselton Tailings joint venture costs	191,142
E) Silver Bow County, Montana
1) New Butte property lease	88,020
2) Continental Public Land Trust lease	49,657
3) Chattel property	1,256
4) Magna Charta property	432
4) MG&A	159,371
3) Silver Bar property (option) – abandoned	6,819
4) Butte properties - General exploration costs	48,929
F) Other Exploration Sites (evaluated)
1) Anaconda	7,500
2) Oro Blanco	8,840
3) SE Arizona Silver	4,829
4) Mohave Gold	1,050
5) Zonia Mine	6,650
6) General Administrative costs	13,763
Total Exploration Costs	$2,208,844

These direct exploration costs account for approximately 26% of the total operating expenditures of $8,504,461, since our exploration activities commenced on June 16, 2006. General and administrative expenses, which include salaries, consulting, director’s fees, insurance, rent, mineral leases and travel, comprise the majority of the remaining of the operating expenditures for this time period.

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

Changes in Accounting Policies

The significant accounting policies outlined within our interim condensed Consolidated Financial Statements for the three months ended June 30, 2014 have been applied consistently with the year ended December 31, 2013.

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

2)
Development Planning.
Based on the presently known historic resources and proposed AMC underground mine plans, we expect to be able to create new preliminary mine development plans for the Project. This will require underground mapping, surveying and confirmation sampling. As the condition of much of the existing underground development headings is presently unknown, the extent of this work to be conducted in 2014 is uncertain.

Exploration at Pioche Properties:

Surface and underground drilling.
All accumulated data from the 2012 Phase I Drill Program, geochemical and geophysical studies has been evaluated to confirm the highest priority targets for Phase II exploration on the Prince Mine.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2014 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the financial quarter ending June 30, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in our internal controls over financial reporting during the financial quarter ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 7, 2014, we issued 50,000 shares to Prince Mine, LLC, in exchange for an extension of the Prince Mine lease agreement.

On May 13, 2014, we issued 250,000 shares to The Bollag Family Trust upon their “cashless exercise” of 500,000 warrants.

On May 14, 2014, we issued 549,019 shares to Seaside 88, LP upon their “cashless exercise” of 1,333,334 warrants.

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

INTERNATIONAL SILVER, INC.

Dated: August 18, 2014	By:	/s/ Harold R. Shipes
Harold R. Shipes,
Chief Executive Officer/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Harold R. Shipes	Chairman of the Board/Director	August 18, 2014
Harold R. Shipes	Chief Executive Officer
(Principal Executive Officer)

/s/ John A. McKinney	Chief Financial Officer	August 18, 2014
John A. McKinney	Executive Vice President
(Principal Financial Officer)